Form 10-Q
period 2021-06-30
Alpha Teknova, Inc.
filed 2021-08-13
CIK 1850902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-40538

ALPHA TEKNOVA, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3368109
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2290 Bert Dr. Hollister, CA	95023
(Address of principal executive offices)	(Zip Code)

(831) 637-1100

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	TKNO	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒

As of August 11, 2021, the registrant had 28,011,917 shares of common stock, $0.00001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements relating to our financial condition, results of operations, plans, objectives, future performance and business, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “would,” “potential,” “likely,” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•
our future financial performance, including our revenue, costs of revenue and operating expenses;
•
our ability to achieve and grow profitability;
•
our ability to consistently deliver high-quality, custom, made-to-order products meeting our customers’ expectations and quality requirements, including as they increase the scale of their demand over time;
•
the continued adaptability and versatility of our proprietary manufacturing processes;
•
the longevity of our customer relationships and the likelihood that our customers substitute our products with alternatives;
•
the promising nature of cell and gene therapy research, the size and growth of our potential markets and our ability to capture market share;
•
the impact the novel coronavirus (“COVID-19”) or any pandemic, epidemic or outbreak of infectious disease, natural disasters, geopolitical unrest, war, terrorism, public health issues or other catastrophic events may have on our business;
•
the ability of our products and services to perform as expected and the reliability of the technology on which our products and services are based;
•
the suitability of our products to meet customers’ growing needs and our ability to collaborate with our customers to meet their demands;
•
the increasing use of messenger ribonucleic acid (“mRNA”) vaccines and therapies and the resulting demand for more customized, Good Manufacturing Practices bacterial cell culture media and associated formulations over the short- and long-terms;
•
our ability to make the investments required to maintain our operational excellence, including through extending our rapid custom production capabilities;
•
our ability to continue to expand our total manufacturing capabilities;
•
our future investments to strengthen our marketing, sales, research and development (“R&D”) and technical support organizations;
•
our ability to onboard new gene therapy and mRNA therapeutic customers and migrate our current customer base from research to GMP-grade products;
•
our ongoing ability to hire and retain skilled personnel;
•
the accuracy of our estimates of market opportunity and forecasts of market growth, including our estimated total addressable market;
•
regulatory developments in the United States and other foreign countries;
•
the impact of revenue recognition rules and other factors on our financial results;
•
our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012;

•
our ability to obtain, maintain and enforce intellectual property protection for our current and future products, including our ability to protect our trade secrets, trademarks and trade names; and
•
the increased expenses associated with being a public company.

We caution you that the foregoing list may not contain all the forward-looking statements made in this Quarterly Report on Form 10-Q.

We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects, business strategy, and financial needs. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, assumptions, and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. These risks are not exhaustive. Other sections of this Quarterly Report on Form 10-Q include additional factors that could adversely impact our business and financial performance. Furthermore, new risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which such statements are made. We undertake no obligation to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q or to conform such statements to actual results or revised expectations, except as required by law.

ALPHA TEKNOVA, INC.

Form 10-Q for the Quarter Ended June 30, 2021

INDEX

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements (Unaudited)	5
	Condensed Balance Sheets (Unaudited) at June 30, 2021 and December 31, 2020	5
	Condensed Statements of Operations and Comprehensive Income (Loss) (Unaudited) for the Three and Six Months Ended June 30, 2021 and 2020	6
	Condensed Statements of Convertible and Redeemable Preferred Stock and Stockholders' Equity (Deficit) (Unaudited) for the Three and Six Months Ended June 30, 2021 and 2020	7
	Condensed Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2021 and 2020	9
	Notes to Unaudited Condensed Financial Statements	10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	34
PART II.	OTHER INFORMATION	36
Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	71
Item 3.	Default Upon Senior Securities	71
Item 4.	Mine Safety Disclosures	71
Item 5.	Other Information	71
Item 6.	Exhibits	72
Signatures		73

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

ALPHA TEKNOVA, INC.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	As of June 30, 2021	As of December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$108,022	$3,315
Short-term investments - marketable securities	—	1,811
Accounts receivable, net of allowance for doubtful accounts of $20 thousand and $23 thousand	4,058	4,623
Inventories	3,880	3,582
Income taxes receivable	1,638	1,417
Prepaid expenses and other current assets	719	1,666
Total current assets	118,317	16,414
Property, plant and equipment, net	18,326	10,008
Goodwill	16,613	16,613
Intangible assets, net	19,278	19,852
Other non-current assets	31	24
Total assets	$172,565	$62,911
LIABILITIES, CONVERTIBLE AND REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,640	$1,635
Accrued liabilities	3,301	2,327
Total current liabilities	5,941	3,962
Deferred tax liabilities	5,242	5,990
Other accrued liabilities	312	350
Long term debt	11,782	—
Deferred rent	253	204
Total liabilities	23,530	10,506
Commitments and contingencies (See “Note 15—Commitments and Contingencies”)
Series A convertible and redeemable preferred stock, $0.00001 par value, zero and 9,600,000 shares authorized as of June 30, 2021 and December 31, 2020, respectively; zero and 9,342,092 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively; aggregate liquidation preference of $0 and $41,586 thousand as of June 30, 2021 and December 31, 2020, respectively.	—	35,638
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000,000 and zero shares authorized at June 30, 2021 and December 31, 2020, respectively, zero shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.00001 par value, 490,000,000 and 30,000,000 shares authorized at June 30, 2021 and December 31, 2020, respectively, 28,011,917 and 3,599,232 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	149,675	14,495
(Accumulated deficit) retained earnings	(640)	2,265
Accumulated other comprehensive income	—	7
Total stockholders’ equity	149,035	16,767
Total liabilities, convertible and redeemable preferred stock and stockholders’ equity	$172,565	$62,911

The accompanying notes are an integral part of these condensed financial statements.

ALPHA TEKNOVA, INC.

Condensed Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$8,313	$6,044	$17,391	$12,156
Cost of sales	4,959	2,575	9,012	5,058
Gross profit	3,354	3,469	8,379	7,098
Operating expenses:
Research and development	851	341	1,548	667
Sales and marketing	904	481	1,609	831
General and administrative	3,838	1,656	8,002	3,310
Amortization of intangible assets	287	287	574	574
Total operating expenses	5,880	2,765	11,733	5,382
(Loss) income from operations	(2,526)	704	(3,354)	1,716
Other income (expenses), net
Interest income (expense), net	(304)	23	(296)	55
Other expense, net	(3)	(4)	(2)	(25)
Total other income (expenses), net	(307)	19	(298)	30
(Loss) income before income taxes	(2,833)	723	(3,652)	1,746
(Benefit from) provision for income taxes	(583)	211	(747)	286
Net (loss) income	(2,250)	512	(2,905)	1,460
Change in unrealized loss on available-for-sale securities, net of tax	—	43	(7)	9
Comprehensive (loss) income	$(2,250)	$555	$(2,912)	$1,469
Net (loss) income available to common stockholders
Net (loss) income	(2,250)	512	(2,905)	1,460
Less: undistributed income attributable to preferred stockholders	—	(425)	—	(1,211)
Net (loss) income attributable to common stockholders	$(2,250)	$87	$(2,905)	$249
Net (loss) income per share attributable to common stockholders
Basic	$(0.52)	$0.02	$(0.73)	$0.07
Diluted	$(0.52)	$0.02	$(0.73)	$0.07
Weighted average shares used in computing net (loss) income per share attributable to common stockholders
Basic	4,328,222	3,599,232	3,965,741	3,599,232
Diluted	4,328,222	3,636,724	3,965,741	3,636,724

The accompanying notes are an integral part of these condensed financial statements.

ALPHA TEKNOVA, INC.

Condensed Statements of Convertible and Redeemable Preferred Stock and Stockholders’ (Deficit) Equity

(in thousands, except share and per share data)

(Unaudited)

	Convertible and Redeemable Preferred Stock		Common Stock		Additional Paid-in	Accumulated other comprehensive	Retained Earnings (Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	income (loss)	Deficit)	Equity (Deficit)
Balance at March 31, 2021 (unaudited)	9,342,092	$35,638	3,599,232	$—	$14,678	$—	$1,610	$16,288
Stock-based compensation	—	—	—	—	302	—	—	302
Accretion of convertible and redeemable preferred stock to redemption value	—	300	—	—	(300)	—	—	(300)
Conversion of convertible and redeemable preferred stock	(9,342,092)	(35,938)	17,512,685	—	35,938	—	—	35,938
Issuance of common stock upon initial public offering, net of issuance costs and underwriting discounts	—	—	6,900,000	—	99,057	—	—	99,057
Net loss	—	—	—	—	—	—	(2,250)	(2,250)
Balance at June 30, 2021 (unaudited)	—	$—	28,011,917	$—	$149,675	$—	$(640)	$149,035

	Convertible and Redeemable Preferred Stock		Common Stock		Additional Paid-in	Accumulated other comprehensive	Retained Earnings (Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	income (loss)	Deficit)	Equity (Deficit)
Balance at March 31, 2020 (unaudited)	9,342,092	$35,638	3,599,232	$—	$14,195	$(14)	$(357)	$13,824
Unrealized loss on available-for-sale securities	—	—	—	—	—	43	—	43
Net income	—	—	—	—	—	—	512	512
Balance at June 30, 2020 (unaudited)	9,342,092	$35,638	3,599,232	$—	$14,195	$29	$155	$14,379

The accompanying notes are an integral part of these condensed financial statements.

ALPHA TEKNOVA, INC.

Condensed Statements of Convertible and Redeemable Preferred Stock and Stockholders’ (Deficit) Equity (Continued)

(in thousands, except share and per share data)

(Unaudited)

	Convertible and Redeemable Preferred Stock		Common Stock		Additional Paid-in	Accumulated other comprehensive	Retained Earnings (Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	income (loss)	Deficit)	Equity (Deficit)
Balance at December 31, 2020	9,342,092	$35,638	3,599,232	$—	$14,495	$7	$2,265	$16,767
Stock-based compensation	—	—	—	—	485	—	—	485
Unrealized loss on available-for-sale securities	—	—	—	—	—	(7)	—	(7)
Accretion of convertible and redeemable preferred stock to redemption value	—	300	—	—	(300)	—	—	(300)
Conversion of convertible and redeemable preferred stock	(9,342,092)	(35,938)	17,512,685	—	35,938	—	—	35,938
Issuance of common stock upon initial public offering, net of issuance costs and underwriting discounts	—	—	6,900,000	—	99,057	—	—	99,057
Net loss	—	—	—	—	—	—	(2,905)	(2,905)
Balance at June 30, 2021 (unaudited)	—	$—	28,011,917	$—	$149,675	$—	$(640)	$149,035

	Convertible and Redeemable Preferred Stock		Common Stock		Additional Paid-in	Accumulated other comprehensive	Retained Earnings (Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	income (loss)	Deficit)	Equity (Deficit)
Balance at December 31, 2019	9,342,092	$35,638	3,599,232	$—	$14,195	$20	$(1,305)	$12,910
Unrealized gain on available-for-sale securities	—	—	—	—	—	9	—	9
Net income	—	—	—	—	—	—	1,460	1,460
Balance at June 30, 2020 (unaudited)	9,342,092	$35,638	3,599,232	$—	$14,195	$29	$155	$14,379

The accompanying notes are an integral part of these condensed financial statements.

ALPHA TEKNOVA, INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Six months ended June 30,
	2021	2020
Operating activities:
Net (loss) income	$(2,905)	$1,460
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Bad debt expense	231	(1)
Depreciation and amortization	1,352	931
Stock-based compensation	485	—
Inventory reserve	699	1
Realized loss (gain) on marketable securities	(1)	16
Amortization of (discount) premium on marketable securities	(9)	11
Deferred taxes	(747)	1,386
Amortization of debt issuance costs	46	—
Loss on disposal of property, plant and equipment	4	10
Changes in operating assets and liabilities:
Accounts receivable	334	(542)
Inventories	(997)	(525)
Prepaid expenses and other assets	175	(1,370)
Accounts payable, accrued liabilities, and other current and non-current liabilities	134	301
Deferred rent	49	18
Cash (used in) provided by operating activities	(1,150)	1,696
Investing activities:
Purchase of property, plant and equipment	(8,558)	(953)
Proceeds from loan to related party	529	13
Purchase of short-term marketable securities	—	(1,777)
Proceeds from sales of short-term marketable securities	1,132	1,747
Proceeds from maturities of short-term marketable securities	695	2,075
Cash (used in) provided by investing activities	(6,202)	1,105
Financing activities:
Proceeds from long-term debt, net	11,889	—
Debt issuance costs	(153)	—
Repayment of long-term debt	—	(45)
Payment of issuance costs for initial public offering	(2,349)	—
Proceeds from initial public offering, net of underwriters’ commissions and discounts	102,672	—
Cash provided by (used in) financing activities	112,059	(45)
Change in cash and cash equivalents	104,707	2,756
Cash and cash equivalents at beginning of period	3,315	4,144
Cash and cash equivalents at end of period	$108,022	$6,900
Supplemental cash flow disclosures:
Income taxes paid	$—	$12
Interest paid	$194	$19
Capitalized property, plant and equipment included in accounts payable and accrued liabilities	$929	$142
Conversion of convertible and redeemable preferred stock into common stock	$35,938	$—
Accretion of convertible and redeemable preferred stock to redemption value	$300	$—
Issuance costs for initial public offering included in accounts payable and accrued liabilities	$1,266	$—

The accompanying notes are an integral part of these condensed financial statements.

ALPHA TEKNOVA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Nature of the Business

Nature of Business

Alpha Teknova, Inc. was founded in 1996 and initially incorporated in California on May 30, 2000, under the name “eTeknova Inc.” On January 11, 2019, eTeknova Inc filed a certificate of merger and merged with and into Alpha Teknova, Inc., a Delaware corporation, which continued as the surviving entity bearing the corporate name of “Alpha Teknova, Inc.” (“Teknova” or the “Company”). Teknova provides critical reagents that enable the discovery, development, and production of biopharmaceutical products such as drug therapies, novel vaccines, and molecular diagnostics. Product offerings include pre-poured media plates for cell growth and cloning, liquid cell culture media and supplements for cellular expansion, and molecular biology reagents for sample manipulation, resuspension, and purification. Teknova supports customers spanning the life sciences market, including pharmaceutical and biotechnology companies, contract development and manufacturing organization, in vitro diagnostic franchises, and academic and government research institutions, with catalog and custom, made-to-order products.

Teknova manufactures its products at its Hollister, California headquarters and stocks inventory of raw materials, components, and finished goods at that location. The Company ships products directly from its warehouses in Hollister, California and Mansfield, Massachusetts.

Teknova manufactures its products under Research Use Only (“RUO”) or Good Manufacturing Processes (“GMP”) regulatory standards, the latter of which refers to a more stringent level of quality standards supported by additional levels of documentation, testing, and traceability. In 2017, Teknova achieved International Organization for Standardization ("ISO") 13485:2016 certification, enabling the Company to manufacture products for use in diagnostic and therapeutic applications.

Stock Split

On June 14, 2021 and June 16, 2021, the Company’s board of directors and stockholders, respectively, approved a 1.8746 for-one forward stock split of the Company’s issued and outstanding shares of common stock, including the shares of common stock underlying outstanding stock options. This stock split was effected on June 17, 2021. The par value of the Company’s common stock was not adjusted as a result of the stock split. All issued and outstanding share and per share amounts of the Company’s common stock and stock options included in the accompanying condensed financial statements have been retroactively adjusted to reflect this stock split for all periods presented.

Initial Public Offering

On June 29, 2021, the Company completed its initial public offering (“IPO”) in which the Company issued and sold 6,900,000 shares of its common stock, including shares issued upon the exercise in full of the underwriters’ option to purchase 900,000 additional shares of its common stock, at a public offering price of $16.00 per share. The Company received $99.1 million in net proceeds, after deducting underwriting discounts and commissions of $7.7 million and offering expenses of $3.6 million.

On June 28, 2021, all outstanding shares of convertible and redeemable preferred stock were converted into 17,512,685 shares of the Company’s common stock. Prior to the conversion of preferred stock to the Company’s common stock, total accretion of $0.3 million related to costs associated with the issuance of the convertible and redeemable preferred stock was recognized as an increase to the carrying value from $35.6 million to $35.9 million. Subsequent to the closing of the IPO, there were no shares of convertible and redeemable preferred stock outstanding.

Prior to the IPO, deferred offering costs, which consist primarily of direct incremental legal, accounting, and consulting fees relating to the Company’s IPO, were capitalized within prepaid expenses and other current assets in the condensed balance sheets. Upon the closing of the IPO, these costs were reclassified into additional paid-in capital, as an offset against IPO proceeds. As of June 30, 2021, $3.6 million of these IPO-related costs are included as a reduction to additional paid-in capital on the condensed balance sheet. There were no material deferred offering costs recorded as of December 31, 2020.

Note 2. Summary of Significant Accounting Policies

Basis of Accounting and Presentation

The accompanying condensed financial statements and related notes are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations.

The condensed balance sheet at December 31, 2020, was derived from amounts included in the Company’s annual financial statements for the year ended December 31, 2020, included in the Company’s final prospectus dated June 24, 2021 (the “Final Prospectus”) filed with the Securities and Exchange Commission (“SEC”) on June 25, 2021 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”), but does not include all of the disclosures, including certain notes required by GAAP on an annual reporting basis. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these unaudited condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto as of and for the year ended December 31, 2020, included in the Final Prospectus. Refer to Note 2, Summary of Significant Accounting Policies, within the annual financial statements included within the Final Prospectus for the full list of our significant accounting policies. The details in those notes have not changed except as a result of normal adjustments in the interim periods.

On January 14, 2019, Teknova entered into a stock purchase agreement with Telegraph Hill Partners IV, L.P. and THP IV Affiliates Fund, LLC (collectively “THP”), pursuant to which THP acquired 9,342,092 shares of the Company’s Series A preferred stock, representing 80.6% of the then-outstanding voting power of the Company (on a fully diluted basis), and Teknova received an aggregate of $35.9 million from the issuance of such shares to THP (the “THP Transaction”). In connection with the THP Transaction, we elected to apply “pushdown” accounting by applying the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Our assets and liabilities were recognized at fair value as of January 14, 2019. Additionally, the excess of the portion of the total purchase price of the THP Transaction attributable to the purchase of assets and liabilities over their estimated fair value as of the closing date of the THP Transaction was allocated to goodwill. The new basis of accounting primarily impacted the values of our long-lived and indefinite-lived intangible assets and resulted in increased depreciation and amortization expense due to the increased carrying value of our assets.

Impact of COVID-19

In March 2020, the World Health Organization declared that the outbreak of COVID-19 was a global pandemic. Since Teknova’s business is categorized as part of the country’s critical infrastructure, the Company was able to continue operations during the COVID-19 pandemic. During the first half of 2020, orders for Lab Essentials products declined because many research customers were required to close temporarily. Later in the year, Teknova developed and commercialized, and earned revenue on, sample transport medium for use in COVID-19 sample collection and transport. During the first half of 2021, demand for COVID-19 testing declined significantly and market supply of sample transport medium increased resulting in excess supply in the market.  As a result and with uncertain future demand, the Company fully reserved for its Sample Transport medium inventory.

It is not possible to exactly predict the total impact of the global COVID-19 outbreak on the Company’s future revenue or profitability, which will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the effectiveness of public policy, the potential emergence and spread of new virus variants, and the degree to which vaccination efforts are successful, among other factors.

Segment Reporting

Operating segments are defined as components of an entity for which separate financial information is available and regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. Teknova’s CODM is its Chief Executive Officer, Stephen Gunstream. Teknova has determined that it operates in one reporting unit, one operating segment and one reportable segment, as the CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.

Unaudited Condensed Financial Statements

The condensed balance sheet as of June 30, 2021, the condensed statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020, the condensed statements of cash flows for the six months ended June 30, 2021 and 2020, and the condensed statements of convertible and redeemable preferred stock and stockholders’ equity for the three and six months ended June 30, 2021, and 2020 are unaudited. The condensed financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2020, and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2021, and the condensed results of its operations and comprehensive income (loss) and its cash flows for the three and six months ended June 30, 2021 and 2020. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2021 and 2020, are also unaudited. The condensed results of operations and comprehensive income (loss) for the three and six months ended June 30, 2021, are not necessarily indicative of the results to be expected for the full year ending December 31, 2021, or for any other period.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain amounts of assets and liabilities, and disclosures of assets and liabilities, at the date of each financial statement, and the reported amount of revenues and expenses during the reporting period. The inputs into the Company’s judgments and estimates consider the economic implications of COVID-19 on the Company’s critical and significant accounting estimates, including those made in connection with the valuation of goodwill and intangible assets, stock-based compensation, and income taxes. Actual results can differ from those estimates.

Debt Issuance Costs

Debt issuance costs represent legal, consulting, and other financial costs associated with debt financing and are presented on the balance sheets as a direct reduction from the carrying amount of the related debt instrument. Debt issuance costs on the term debt are amortized to interest expense over the term of the applicable debt agreement using the effective interest rate method.

Stock-Based Compensation

Teknova follows the fair value recognition provisions of ASC 718, Compensation—Stock Compensation (Topic 718). The Company accounts for stock-based compensation expense based on the estimated grant date fair value, using the Black-Scholes option-pricing model, which requires the Company to make a number of assumptions, including expected volatility, the expected risk-free interest rate, the expected term and the expected dividend. Stock-based compensation expense is recognized over the requisite service period of the award, which generally represents the scheduled vesting period. Forfeitures are recognized as they occur.

Concentration of Risk

Financial Instruments

Teknova’s financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high-quality banking institutions. At times, the Company’s cash and cash equivalent balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. Teknova has never experienced any losses related to its cash and cash equivalent balances. Teknova routinely communicates with its customers regarding payments and has a history of limited write-offs. Therefore, the Company believes that its accounts receivable credit risk exposure is limited.

Customers

For the three months ended June 30, 2021 and 2020, Teknova’s combined sales to its three largest customers accounted for approximately 35% and 34% of its total sales, respectively. Two of these customers, individually, represented 19% and 10% of total sales, respectively, for the three months ended June 30, 2021. For the six months ended June 30, 2021 and 2020, Teknova’s combined sales to its three largest customers accounted for approximately 32% and 36% of its total sales, respectively. Two of these customers, individually, represented 17% and 9% of total sales, respectively, for the six months ended June 30, 2021. The three customers also have combined accounts receivable balances as of June 30, 2021 and December 31, 2020, representing 43% and 25% of total receivables, respectively. Two of these customers are distributors representing a highly diversified customer base.

Suppliers

For the three months ended June 30, 2021 and 2020, purchases from two of Teknova’s suppliers together accounted for 48% and 51%, of all of the Company’s inventory purchases, respectively. For the six months ended June 30, 2021 and 2020, purchases from two of Teknova’s suppliers together accounted for 50% and 52%, of all of the Company’s inventory purchases, respectively. The amounts due to Teknova’s largest supplier comprised approximately 12% and 20% of total accounts payable as of June 30, 2021 and December 31, 2020, respectively. One of these suppliers is a distributor representing a highly diversified supplier base.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The new standard requires lessees to generally recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. The new standard is effective with respect to Teknova beginning January 1, 2022, on a modified retrospective basis, and early adoption is permitted. Teknova is currently evaluating the impact of the pending adoption of this standard on its condensed financial statements. Teknova expects that most of the operating lease commitments will be subject to the new standard and will be recognized as operating lease liabilities and right-of-use assets upon adoption of this standard, which will increase the Company’s total assets and total liabilities that are reported relative to such amounts prior to adoption.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASC 740”). ASU No. 2019-12 removes certain exceptions to the general principles in ASC 740 and clarifies and amends certain guidance to promote consistent application. The new guidance is effective for the Company’s annual and interim periods beginning after December 15, 2021, and early adoption is permitted. Depending on the amendment, adoption may be applied on a retrospective, modified retrospective or prospective basis. Teknova is currently evaluating the impact that application of the standard may have on its condensed financial statements but does not now anticipate the impact will be significant.

In June 2016, the FASB issued ASU No. 2016-13 (Topic 326), Financial Instruments—Credit Losses. The standard introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses and will apply to accounts receivable. The new guidance will be effective for Teknova’s annual and interim periods beginning after December 15, 2022. Teknova is currently evaluating the impact that application of the standard may have on its condensed financial statements but does not anticipate it will have a significant impact.

Note 3. Revenue Recognition

Teknova recognizes its revenue from the sale of its products. Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied. All of Teknova’s contracts with customers contain a single performance obligation - delivery of consumable products (e.g., media plates, broths, buffers, reagents, etc.). Accordingly, the Company recognizes revenue at a point in time when control of the products has been transferred to the customers, which is at the time of shipment. Revenue is recognized in an amount that reflects the consideration Teknova expects to be entitled to receive in exchange for the products. Sales and other similar taxes collected from customers on behalf of third parties are excluded from the sale price of the products.

Teknova records shipping and handling costs charged to customers as revenue. Shipping and handling charges are included in general and administrative expenses as revenue is recognized. Shipping and handling charges for the three months ended June 30, 2021 and 2020, were approximately $0.2 million and $0.2 million, respectively, and for the six months ended June 30, 2021 and 2020 were approximately $0.5 million and $0.5 million, respectively. Costs incurred to obtain contracts with customers are expensed immediately because the amortization period for such costs is one year or less.

Teknova offers a limited warranty on its products under the Company’s standard purchase terms and conditions.  Product warranty claims are rare, and the impact of such claims is recorded when they occur.  The difference between recording these as they occur and estimating the amount of consideration in exchange for the transfer of promised goods would not have a material impact on the condensed financial statements.  Product warranty claims for the periods presented are immaterial.

ASC Topic 606, Revenue from Contracts with Customers ("ASC 606") requires an entity to estimate the amount of variable consideration to which the entity will be entitled, in exchange for transferring the promised goods to a customer of a contract. Occasionally, Teknova offers rebates, discounts, and returns on its products. However, returns and refunds are an extremely rare occurrence and are not explicitly or implicitly part of the purchase order. The Company records rebates, discounts, and returns at the time in which they occur. The difference between recording these as they occur and estimating the amount of consideration in exchange for the transfer of promised goods would not have a material impact on the condensed financial statements.

Teknova’s sales are made directly to customers or through distributors, generally under agreements with payment terms typically shorter than 90 days and, in no case, exceeding one year. Therefore, Teknova’s contracts do not contain a significant financing component.

Contract Balances

Teknova’s accounts receivable, net, includes amounts billed and currently due from customers. The amounts due are stated at their net estimated realizable value. Teknova maintains an allowance for doubtful accounts to provide for an estimated amount of receivables that will not be collected.

Disaggregation of Revenue

Teknova’s revenue, disaggregated by product category was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited)
Lab Essentials	$6,456	$4,430	$13,246	$9,679
Clinical Solutions	1,593	1,208	2,664	1,787
Sample Transport	37	174	961	174
Other	227	232	520	516
Total revenue	$8,313	$6,044	$17,391	$12,156

Teknova’s revenue, disaggregated by geographic region was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited)
United States	$8,061	$5,735	$16,776	$11,556
International	252	309	615	600
Total revenue	$8,313	$6,044	$17,391	$12,156

Note 4. Goodwill and Intangible Assets, Net

Goodwill and intangible assets relate to the application of pushdown accounting associated with the THP Transaction.

There were no changes in the carrying amount of goodwill during the three and six months ended June 30, 2021 and 2020.

The following is a summary of intangible assets with definite and indefinite lives (in thousands):

	Balance at June 30, 2021 (unaudited)			Balance at December 31, 2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Definite Lived:
Customer relationships	9,180	2,821	6,359	$9,180	$2,247	$6,933
Indefinite Lived:
Tradename	12,919	—	12,919	12,919	—	12,919
Total intangible assets	22,099	2,821	19,278	$22,099	$2,247	$19,852

For the three months ended June 30, 2021 and 2020, amortization expense was approximately $0.3 million and $0.3 million, respectively. For the six months ended June 30, 2021 and 2020, amortization expense was approximately $0.6 million and $0.6 million, respectively.

As of June 30, 2021, the remaining weighted-average useful life of definite lived intangible assets is 5.5 years. The estimated future amortization expense of intangible assets with definite lives is as follows (in thousands):

Amount
(unaudited)
Remainder of 2021	$574
2022	1,148
2023	1,148
2024	1,148
2025	1,148
2026 and thereafter	1,193
Estimated future amortization expense of definite-lived intangible assets	$6,359

Note 5. Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price), in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. FASB ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•
Level 1—Observable inputs such as quoted prices in active markets for identical assets or liabilities.
•
Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•
Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

There are no financial instruments measured at fair value as of June 30, 2021.

Financial assets carried at fair value and measured on a recurring basis as of December 31, 2020 are classified in the hierarchy as follows (in thousands):

	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$286	$286	$—	$—
Total cash equivalents	286	286	—	—
Available-for-sale investments
U.S. corporate debt securities	858	—	858	—
Foreign corporate debt securities	953	—	953	—
Total available-for-sale investments	1,811	—	1,811	—
Total financial assets carried at fair value	$2,097	$286	$1,811	$—

Teknova has not transferred any investment securities between the three levels of the fair value hierarchy. Money market funds are included in cash and cash equivalents in the condensed balance sheets. Available-for-sale investments are included in short-term investments – marketable securities in the condensed balance sheets.

Teknova classifies investments in money market funds and U.S. treasury bills and government agency obligations within Level 1 as the prices are available from quoted prices in active markets. The Company’s investments in debt securities are classified as Level 2. Investments in U.S. corporate debt securities are valued based on observable inputs such as the U.S. Treasury yield curve, market indicated spreads, and quoted prices for identical assets in markets that are not active and/or similar assets in markets that are active. Investments in foreign corporate securities are valued based on observable inputs such as the applicable, country-specific market yield curve, market indicated spreads by security rating and quoted prices for identical assets in markets that are not active and/or similar assets in markets that are active.

As of June 30, 2021 the Company does not hold any short-term investments. As of December 31, 2020 short-term investments included $1.8 million of available-for-sale securities with contractual maturities less than one year.

Unrealized gains and losses associated with the investments are reported in accumulated other comprehensive income (loss). The Company did not hold any short-term investments during the three months ended June 30, 2021. For the six months ended June 30, 2021, and for the three and six months ended June 30, 2020, the Company recorded an insignificant amount in net unrealized gains/(losses) associated with the short-term investments through other comprehensive income on the accompanying condensed financial statements.

Realized gains and losses associated with investments, if any, are reported in other income (expense), net. The Company did not hold any short-term investments during the three months ended June 30, 2021. For the six months ended June 30, 2021, and for the three and six months ended June 30, 2020, the Company recorded an insignificant amount in realized gains/losses on its short-term investments.

Note 6. Inventories, Net

Inventories consist of the following (in thousands):

	As of June 30, 2021	As of December 31, 2020
	(unaudited)
Finished goods, net	$2,558	$2,093
Work in process	79	137
Raw materials, net	1,243	1,352
Total inventories, net	$3,880	$3,582

Note 7. Property, Plant and Equipment, Net

Property, plant and equipment consist of the following (in thousands):

	As of June 30, 2021	As of December 31, 2020
	(unaudited)
Machinery and equipment	$8,416	$6,084
Office furniture and equipment	494	315
Vehicles	70	128
Leasehold improvements	2,625	2,442
	11,605	8,969
Less—Accumulated depreciation	(1,713)	(995)
	9,892	7,974
Construction in progress	8,434	2,034
Total property, plant and equipment, net	$18,326	$10,008

Depreciation expense related to property, plant and equipment recorded during the three months ended June 30, 2021 and 2020 was approximately $0.4 million and $0.2 million, respectively and during the six months ended June 30, 2021 and 2020 was approximately $0.8 million and $0.4 million, respectively.

Note 8. Accrued Liabilities

Accrued liabilities were comprised of the following (in thousands):

	As of June 30, 2021	As of December 31, 2020
	(unaudited)
Payroll-related	$1,873	$1,482
Other	1,428	845
Total current accrued liabilities	$3,301	2,327

Note 9. Long-Term Debt

On March 26, 2021, the Company entered into a Credit Agreement (“Credit Agreement”) with MidCap Financial Funding (MidCap Financial Services, LLC, as servicer for MidCap Financial Trust), as an administrative agent, and such other banks and financial institutions as may be arranged by MidCap Financial Funding. The Credit Agreement provides for a $27.0 million credit facility (the “Facility”) consisting of a $22.0 million senior, secured term loan (the “Term Loan”), and a $5.0 million working capital facility (the “Revolver”). The Term Loan is staged such that $12.0 million is available immediately, an additional $5.0 million is available on September 30, 2021, and $5.0 million is available in 2022, but such final borrowing is contingent upon achieving trailing twelve months of net revenue of $37.0 million if the proposed funding date is on or after January 1, 2022 and before July 1, 2022 or $38.5 million if the proposed funding date is on or after July 1, 2022 and on or before September 30, 2022 and earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets (as defined in the Credit Agreement). Borrowings on the Revolver are limited to a borrowing base calculation, with the initial borrowing subject to completion of an initial field exam with respect to such borrowing base assets. The initial field exam was completed during the second fiscal quarter of 2021. As of June 30, 2021, there was no drawdown on the Revolver. The interest on the Term Loan is based on the annual rate of one-month London Inter-Bank Offered Rate (LIBOR) plus 6.45%, subject to a LIBOR floor of 1.50%. If any advance under the Term Loan is prepaid at any time, the prepayment fee is based on the amount being prepaid and an applicable percentage amount, such as 3%, 2%, or 1%, based on the date the prepayment is made after the closing date of the Term Loan. The Credit Agreement contains a financial covenant based upon a trailing twelve months of net revenue, including a requirement of $32.0 million in the twelve months ending December 31, 2021. As of June 30, 2021, the Company has complied with these requirements. The outstanding balance on the Facility will be due in full on March 1, 2026. At the end of the Term Loan, the Company will pay an exit fee of $0.6 million, which represents 5% of the $12.0 million in borrowings made available immediately on March 26, 2021. Such fee is being accreted to interest expense over the life of the Term Loan. The Company incurred $0.3 million of debt issuance costs which are recorded in long-term debt in the condensed balance sheets.

On March 26, 2021, the Company drew the full $12.0 million of the Term Loan available. As of June 30, 2021, the gross outstanding long-term debt is $12.0 million ($11.8 million net of debt issuance costs) and is presented as long-term debt on the condensed balance sheets (in thousands). The components of the carrying value of long-term debt as of June 30, 2021 and December 31, 2020, are detailed below:

	As of June 30, 2021	As of December 31, 2020
	(unaudited)
Long-term debt	$12,000	$—
Cumulative accretion of exit fee	30	—
Unamortized debt discount and debt issuance costs	(249)	—
Long term debt, net	$11,782	$—

At June 30, 2021, the scheduled maturities, of the Term Loan were as follows (in thousands):

Amount
(unaudited)
Remainder of 2021	$—
2022	—
2023	—
2024	4,500
2025	6,000
2026	1,500
Total	$12,000

As of June 30, 2021, the fair value of our long-term debt approximates its carrying value. The fair value of our long-term debt was based on observable market inputs (Level 2).

Note 10. Convertible and Redeemable Preferred Stock

As of December 31, 2020, Series A preferred stock consisted of the following (in thousands, except share data):

	Shares Authorized	Shares Issued and Outstanding	Aggregate Liquidation Preference	Proceeds, net of Issuance Cost
Series A preferred stock	9,600,000	9,342,092	$41,586	$35,638

On June 14, 2021 and June 16, 2021, the Company’s board of directors and stockholders, respectively approved a 1.8746 for-one forward stock split, which was effected on June 17, 2021. On June 28, 2021, all outstanding shares of the Company’s Series A preferred stock were converted into 17,512,685 shares of the Company’s common stock on a one-to-one basis and their carrying value of $35.9 million was reclassified into stockholders’ equity. As of June 30, 2021, there were no shares of convertible and redeemable preferred stock issued and outstanding.

Note 11. Equity

Preferred stock

On June 28, 2021, in connection with the IPO, the Company’s amended and restated certificate of incorporation became effective. The amended and restated certificate of incorporation authorizes the issuance of 10,000,000 shares of preferred stock, par value $0.00001 per share, with rights and preferences, including voting rights, designated from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, the Company had 10,000,000 and zero authorized shares of the Company’s preferred stock, par value $0.00001 per share, respectively. As of June 30, 2021 and December 31, 2020, there were zero shares of the Company’s preferred stock issued and outstanding.

Common stock

As of June 30, 2021 and December 31, 2020, the Company had 490,000,000 and 30,000,000 authorized shares of the Company’s common stock, par value $0.00001 per share, respectively. As of June 30, 2021 and December 31, 2020, there were 28,011,917 and 3,599,232 shares of the Company’s common stock issued and outstanding.

Note 12. Stock-Based Compensation

2016 Stock Plan

On December 21, 2016, the Company’s predecessor entity’s board of directors adopted, and the Company’s predecessor entity’s shareholders approved, the 2016 Stock Plan, as amended (the "2016 Plan") and the Company assumed the 2016 Plan in connection with its reincorporation as a Delaware corporation in January 2019.

Certain employees, directors and consultants to the Company have been granted options to purchase common shares under the 2016 Plan and related agreements. The 2016 Plan authorizes options to be granted in the form of Incentive Stock Options or Nonstatutory Stock Options. As of June 30, 2021 and December 31, 2020, there were no shares available for issuance under the 2016 Plan.

Under the 2016 Plan, Teknova granted time-based and performance-based options, each with a term of ten years. Time-based options vest over a four-year period with a one-year cliff. The Company recognizes compensation expense for stock options over the vesting period. Forfeitures are recognized as incurred. Prior to the execution of the THP Transaction, 3,951,334 time-based options were fully vested. The remaining 1,485,006 unvested time-based options accelerated and became fully vested immediately upon the execution of the THP Transaction. The Company repurchased 3,542,994 of the Company’s common stock options pursuant to the THP Transaction for $2.0521 per share. The Company granted 284,682 performance-based options that vest upon a change of control, which excludes the THP Transaction.

When the 2020 Plan became effective, no additional stock awards were granted under the 2016 Plan, although all outstanding stock awards granted under the 2016 Plan will continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards and the terms of the 2016 Plan.

2020 Equity Incentive Plan

The Company’s board of directors and the Company’s stockholders adopted the 2020 Equity Incentive Plan, as amended (the “2020 Plan”), on August 31, 2020. Pursuant to the 2020 Plan, the Company had reserved 3,143,848 shares of its common stock for issuance thereunder.  As described below, after the 2021 Equity Incentive Plan (the “2021 Plan”) became effective, no additional awards will be made pursuant to the 2020 Plan; however, the 2020 Plan will continue to govern outstanding awards granted thereunder. As of June 30, 2021 and December 31, 2020, zero and 1,924,370 shares, respectively, were available for issuance under the 2020 Plan.

Under the 2020 Plan, the Company granted time-based and performance-based options, each for a term of ten years. The time-based options vest over a four-year period. Options to purchase the Company’s common stock were granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. The Company recognizes compensation expense for stock options over the vesting period. Forfeitures are recognized as incurred. Performance-based options vest upon the meeting of certain expectations based on pre-established goals for growth in revenue and EBITDA.

On June 14, 2021 the Company’s board of directors approved an amendment to the outstanding performance based option to acquire 231,719 shares of the Company’s common stock previously granted under 2020 Plan on August 31, 2020, to eliminate the performance based vesting and provide that such option will vest in 48 equal monthly installments commencing on June 24, 2021, the date upon which the Company’s Registration Statement on Form S-1 (File No. 333-256795) (the “IPO Registration Statement”) was declared effective by the SEC. The stock option modification was measured as the excess of the fair value of the modified option over the fair value of the original option immediately before the modification in accordance with FASB ASC Topic 718. The incremental stock-based compensation expense for such stock option modification is approximately $3.5 million, which is being amortized over the 48-month vesting period. During the three and six months ended June 30, 2021,  $0.03 million in incremental stock-based compensation expense was recognized in general and administrative expense on the condensed statements of operations and comprehensive income (loss).

2021 Equity Incentive Plan

On June 14, 2021 and June 17, 2021, the Company’s board of directors and the Company’s stockholders, respectively, approved the 2021 Plan, which became effective on June 23, 2021 in connection with the IPO. From and after the date on which the 2021 Plan became effective, no further grants will be made under the 2020 Plan. 2,908,283 shares of the Company’s common stock are reserved for issuance under the 2021 Plan. As of June 30, 2021, 2,748,349 shares of the Company's common stock are available for future grants under the 2021 Plan.

The types of equity-based awards that may be granted under the 2021 Plan include: options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, and other stock-based awards. The maximum number of shares of the Company’s common stock that may be issued under the 2021 Plan is 5,020,114 shares of the Company’s common stock, which is the sum of (i) 2,908,283 new shares, plus (ii) an additional number of shares not to exceed 2,111,830 shares, consisting of any shares of the Company’s common stock subject to outstanding stock options or other stock awards granted under the 2020 Plan that, on or after the 2021 Plan became effective, terminate or expire prior to exercise or settlement. The equity-based awards will vest over a four-year period for all employees and will vest over a three-year period for the Company’s board of directors. Generally, the number of shares of the Company’s common stock that will be reserved for issuance under the 2021 Plan will automatically increase on January 1 of each year for a period of ten years, beginning on January 1, 2022 and continuing through January 1, 2031, in an amount equal to 4 % of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding year; provided, however, that the Company’s board of directors may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares of common stock.

The following table summarizes the stock option activity under the 2016, 2020, and 2021 Plans for the indicated periods (unaudited) (in thousands, except share and per share data):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2020	2,246,544	$0.95	9.41	$10,081
Granted	356,767	$10.17	—	—
Exercised	—	$—	—	—
Cancelled or forfeited	(9,373)	$1.85	—	—
Balance at June 30, 2021	2,593,938	$2.22	9.08	$55,799
Exercisable at June 30, 2021	422,374	$0.78	8.84	$9,695

Unrecognized compensation expense related to stock options was $7.3 million at June 30, 2021, which is expected to be recognized as expense over the weighted-average period of 3.2 years. Additionally, in January 2019, the Company granted 284,682 performance-based options that vest upon a change of control. As of June 30, 2021, these options were not considered probable of vesting. The Company had unrecognized compensation expense of approximately $0.5 million at June 30, 2021 relating to these options.

Stock-based compensation expense included in the accompanying condensed financial statements was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited)
Research and Development	$50	$—	$77	$—
Sales and Marketing	30	—	52	—
General and administrative	222	—	356	—
Total stock-based compensation expense	$302	$—	$485	$—

Teknova uses the Black-Scholes option-pricing model to determine the fair value of stock options. The valuation model for stock compensation expense requires the Company to make assumptions and judgments about the variables used in the calculation, including the expected term, expected volatility and fair value of the Company’s common stock, and an assumed risk-free interest rate. The assumptions used in the Black-Scholes option-pricing model were as follows:

Volatility. Since the Company has limited historical data on volatility of its stock, expected volatility is based on the volatility of the stock of similar publicly traded entities. In evaluating similarity, the Company considered factors such as industry, stage of life cycle, size, and financial leverage.

Fair value of underlying common stock. Prior to the closing of the IPO, the Company had to estimate the fair value of its common stock. Management considered numerous objective and subjective factors to determine the fair value of the Company’s common stock. The factors considered include, but are not limited to: (i) the results of contemporaneous independent third- party valuations of the Company’s common stock; (ii) the prices, rights, preferences, and privileges of the Company’s convertible preferred stock relative to those of its common stock; (iii) the lack of marketability of the Company’s common stock; (iv) actual operating and financial results;(v) current business conditions and projections; (vi) the likelihood of achieving a liquidity event, such as an initial public offering or sale of the Company, given prevailing market conditions; and (vii) precedent transactions involving the Company’s shares. Since the closing of the IPO, the fair value of the Company’s common stock is determined by the closing price of its common stock as reported on The Nasdaq Stock Market, LLC on the date of grant.

Risk-free interest rate. The risk-free rate that the Company uses is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options.

Expected life. As the Company does not have sufficient historical exercise activity to estimate expected life, the expected life of options granted was determined using the “simplified” method, as illustrated in the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 107, as amended by SAB No. 110. Under this approach, the expected term is presumed to be the average of the weighted average vesting term and the contractual term of the option.

Dividend yield. Teknova has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future. Therefore, the Company used an expected dividend yield of zero. In addition, the terms of the Credit Agreement prohibit us from paying dividends, other than dividends payable on the Company’s common stock, without the prior consent of the lender.

The weighted average assumptions used in the Black-Scholes option-pricing model are as follows:

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
	(unaudited)
Estimated dividend yield	0%	0%
Weighted-average expected stock price volatility	33.86%	35.28%
Weighted-average risk-free interest rate	1.05%	0.91%
Expected term of options (in years)	5.85	5.92
Weighted-average fair value of common stock	$16.00	$15.23
Weighted-average fair value per option	$5.42	$4.52

During the three and six months ended June 30, 2020, the Company did not make any Black-Scholes model assumptions as there were no options granted during the respective periods.

Employee Stock Purchase Plan

On June 14, 2021 and June 17, 2021, the Company’s board of directors and the Company’s stockholders, respectively, approved the Company’s 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective on June 23, 2021 in connection with the IPO. A total of 290,828 shares of the Company’s common stock are reserved for issuance under the ESPP. The number of shares of the Company’s common stock that will be reserved for issuance will automatically increase on January 1 of each year for a period of ten years, beginning on January 1, 2022 and continuing through January 1, 2031, by the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year; and (ii) 319,911 shares (subject to adjustments for stock splits, dividends, combinations of shares, exchanges of shares and other “Capitalization Adjustments”, as defined in the ESPP), except before the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii).

Generally, all regular employees, including executive officers, employed by the Company will be eligible to participate in the ESPP and to contribute, normally through payroll deductions, up to 15% of their earnings (as defined in the ESPP) for the purchase of the Company’s common stock under the ESPP. Unless otherwise determined by the Company’s board of directors, shares of the Company’s common stock will be purchased for the accounts of employees participating in the Company’s ESPP at a price per share equal to the lesser of (i) 85% of the fair market value of a share of the Company’s common stock on the first day of an offering; or (ii) 85% of the fair market value of a share of the Company’s common stock on the date of purchase.

Amounts contributed and accumulated by the participant will be used to purchase the Company’s common stock at the end of each offering period. No employee will be permitted to purchase shares under the ESPP at a rate in excess of $25,000 worth of the Company’s common stock (based on the fair market value per share of the Company’s common stock on the date a purchase right under the ESPP is granted) for each calendar year such a purchase right is outstanding.  Participants may end their participation at any time during an offering period and will be paid their accrued contributions that have not yet been used to purchase shares of the Company’s common stock. Participation ends automatically upon termination of employment with the Company.

As of June 30, 2021, the Company had 290,828 shares of the Company's common stock reserved for future grants under the ESPP. As of June 30, 2021, there had been no grants of purchase rights and no offering periods have commenced under the ESPP.

Note 13. Net (Loss) Income Per Share Attributable to Common Stockholders

Basic net (loss) income per share is computed by dividing net (loss) income attributable to common stockholders by the weighted-average number of common shares outstanding during the period without consideration for common stock equivalents. Diluted net (loss) income per share attributable to common stockholders is computed by dividing net income by the weighted-average number of common shares outstanding during the period and potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalent would be anti-dilutive. Potential common stock equivalents consist of the Company’s common stock issuable upon exercise of stock options. For periods of net loss, basic and diluted earnings per share are the same as the effect of the assumed exercise of stock options, and convertible preferred stock is anti-dilutive.

The following table sets forth the computation of basic and diluted net (loss) income per share attributable to common stockholders (in thousands, except share and per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited)
Net income (loss) attributable to stockholders	$(2,250)	$512	$(2,905)	$1,460
Undistributed income attributable to preferred stockholders	—	(425)	—	(1,211)
Net income (loss) attributable to common stockholders	$(2,250)	$87	$(2,905)	$249
Basic weighted-average common stock outstanding	4,328,222	3,599,232	3,965,741	3,599,232
Weighted-average effect of potentially dilutive securities:
Stock options	—	37,492	—	37,492
Dilutive weighted-average common stock	4,328,222	3,636,724	3,965,741	3,636,724
Earnings per share attributable to common stockholders:
Basic	$(0.52)	$0.02	$(0.73)	$0.07
Diluted	$(0.52)	$0.02	$(0.73)	$0.07

The following is a summary of the Company’s common stock equivalents for the securities outstanding during the respective periods that have been excluded from the computation of diluted net loss per common share, as their effect would be anti-dilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited)
Stock options to purchase common stock	2,446,307	—	2,349,100	—
Convertible Series A preferred stock (1)	9,136,771	9,342,092	9,238,864	9,342,092
Total	11,583,078	9,342,092	11,587,964	9,342,092

(1) On June 28, 2021, all outstanding shares of the Company’s Series A preferred stock were converted into 17,512,685 shares of the Company’s common stock. See Note 10, Convertible and Redeemable Preferred Stock for additional information.

Note 14. Related Parties

The Company has identified the following as related parties through common control: Meeches, LLC and Thomas E. Davis, LLC, as such entities are controlled by Ted Davis, Teknova’s founder and a current director and five percent stockholder of the Company.

The Company leased certain real property and had a related party note receivable totaling approximately $0.5 million as of December 31, 2020 from Thomas E. Davis, LLC. The related party note receivable was secured by a first priority Deed of Trust on the leased property and bore interest at 6% per annum, and interest payments were received monthly. The principal balance was payable in one payment and had an original maturity date of July 1, 2019, which was extended by the Company to July 1, 2020. On June 16, 2020, the Company executed an additional amendment to the note receivable to extend the maturity date to July 1, 2021. On March 31, 2021, the $0.5 million note receivable was paid in full.

The Company leases certain real property from Meeches, LLC and does not have any outstanding balances owed to Meeches LLC. For the three months ended June 30, 2021 and 2020, the Company paid Meeches LLC $0.1 million and $0.1 million, respectively, and for the six months ended June 30, 2021 and 2020, the Company paid Meeches LLC $0.1 million and $0.2 million, respectively.

Note 15. Commitments and Contingencies

Obligations under Operating Leases

The Company has various non-cancelable operating leases for buildings for office, warehouse and manufacturing space in Hollister, California and in Mansfield, Massachusetts. The leases have a lease term with varying expiration dates, which represent the non-cancelable periods of the leases and include extension options.

The lease agreement with Thomas E Davis, LLC, a related party (see “Note 14. Related Parties”) commenced in March 2017, with a payment of $5.0 thousand a month and a one-year term. The Company had the option to extend the term of the lease for two additional separate, successive terms of one year each, following the expiration of the initial term of the lease. The Company entered into a lease extension in June 2020 and extended the lease term until June 2021. The lease agreement was not extended beyond June 2021.

The lease agreement with Meeches, LLC, a related party (see “Note 14. Related Parties”) commenced in September 2019, with a payment of $20.0 thousand a month and a five-year term.

Rent expense for the three months ended June 30, 2021 and 2020 was $0.5 million and $0.3 million, respectively and for the six months ended June 30, 2021 and 2020, was $0.9 million and $0.6 million, respectively.

Future minimum lease payments with unrelated and related parties as of June 30, 2021, are as follows (in thousands):

	Unrelated	Related	Total
	(unaudited)
Remainder of 2021	$718	$129	$847
2022	1,468	267	$1,735
2023	1,498	279	$1,777
2024	1,537	191	$1,728
2025	1,060	—	$1,060
2026 and thereafter	—	—	—
Total future minimum lease payments	$6,281	$866	$7,147

Future minimum lease payments with unrelated and related parties as of December 31, 2020, are as follows (in thousands):

	Unrelated	Related	Total
2021	$1,384	$285	$1,669
2022	1,468	267	1,735
2023	1,498	279	1,777
2024	1,537	191	1,728
2025	1,060	—	1,060
2026 and thereafter	—	—	—
Total future minimum lease payments	$6,947	$1,022	$7,969

Litigation

Teknova’s industry is characterized by frequent claims and litigation, including claims regarding intellectual property and product liability. As a result, the Company may be subject to various legal proceedings from time to time. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors. The Company was not during the three and six months ended on June 30, 2021, and is not as of the date hereof, a party to any litigation, whether or not material.

Note 16. Income Taxes

For the three and six months ended June 30, 2021, the Company recorded an income tax benefit of $0.6 million and $0.7 million, respectively. The effective tax rates for the three and six months ended June 30, 2021 were 20.6% and 20.5%, respectively, and differ from the federal statutory rate primarily due to state losses not expected to be benefitted. For the three and six months ended June 30, 2020, the Company recorded an income tax expense of $0.2 million and $0.3 million, respectively. The effective tax rates for the three and six months ended June 30, 2020, were 29.2% and 16.4%, respectively. The effective tax rate for the three months ended June 30, 2020, was higher than the statutory tax rate primarily due to state taxes. The effective tax rate for the six months ended June 30, 2020, was lower than the statutory rate primarily due to the impact of the Net Operating Loss (“NOL”) carryback to periods where the corporate tax rate was higher.

In March 2020, in response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses. The CARES Act amends the NOL provisions of the Tax Cuts and the Jumpstart Our Business Startups Act of 2012, allowing for the carryback of losses arising in tax years 2018, 2019, and 2020, to each of the five taxable years to generate a refund of previously paid income taxes. As of June 30, 2021, the Company had an income tax receivable of $1.2 million related to anticipated refund claims.

The Company had no unrecognized tax benefits as at June 30, 2021 and December 31, 2020. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not expect the balance of unrecognized tax benefits will change significantly over the next twelve months. The Company has not accrued interest or penalties related to uncertain tax positions as of June 30, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and related notes thereto included in Part I, Item I of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes thereto for the year ended December 31, 2020 and with our unaudited financial statements and related notes thereto for the three months ended March 31, 2021, included in the final prospectus for our initial public offering (“IPO”), dated as of June 24, 2021, and filed with the Securities and Exchange Commission (“SEC,”) pursuant to Rule 424(b)(4) on June 25, 2021 (File No. 333-256795) (the “Final Prospectus”). You should review the sections titled “Cautionary Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements and in Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Quarterly Report on Form 10-Q and in the Final Prospectus.

Unless the context otherwise requires, the terms “Teknova,” the “Company,” “we,” “us,” and “our” in this Quarterly Report on Form 10-Q refer to Alpha Teknova, Inc.

Overview

Since our founding in 1996, we have been providing critical reagents that enable the discovery, research, development, and production of biopharmaceutical products such as drug therapies, novel vaccines, and molecular diagnostics. Our 3,000 active customers span the entire continuum of the life sciences market, including leading pharmaceutical and biotechnology companies, contract development and manufacturing organizations, in vitro diagnostics franchises, and academic and government research institutions. We offer three primary product types: pre-poured media plates for cell growth and cloning, liquid cell culture media and supplements for cellular expansion, and molecular biology reagents for sample manipulation, resuspension, and purification.

In 2017, we achieved ISO 13485:2016 certification, enabling us to manufacture products for use in diagnostic and therapeutic applications. Our certification allows us to offer solutions across the entire customer product development workflow, supporting their need for materials in greater volume and that meet increasingly stringent regulatory requirements.

On January 14, 2019, we entered into the THP Transaction, pursuant to which THP acquired majority control of the Company. As of June 30, 2021, THP owned 62.5% of our outstanding voting stock. The change of control effected by the THP Transaction resulted in a new basis of accounting beginning on January 14, 2019. See the section entitled “Basis of Presentation” below for a discussion of the impact of this new basis of accounting.

We manufacture our products at our Hollister, California headquarters and stock inventory of raw materials, components and finished goods at that location. We rely on a limited number of suppliers for certain raw materials, and we have no long-term supply arrangements with our suppliers, as we order on a purchase order basis. We ship our products directly from our warehouses in Hollister, California and Mansfield, Massachusetts to our customers and distributors pursuant to purchase orders. We typically recognize revenue when products are shipped. We sell our products to pharmaceutical and biotechnology companies, contract development and manufacturing organizations, in vitro diagnostics franchises, and academic and government research institutions.

During the three months ended June 30, 2021, we generated revenue of $8.3 million, which represents an increase from $6.0 million in revenue during the three months ended June 30, 2020. During the six months ended June 30, 2021, we generated revenue of $17.4 million, which represents an increase from $12.2 million in revenue during the six months ended June 30, 2020. During the three months ended June 30, 2021, we reported $2.5 million of operating loss as compared to an operating income of $0.7 million during the three months ended June 30, 2020. During the six months ended June 30, 2021, we had $3.4 million of operating loss as compared to an operating income of $1.7 million during the six months ended June 30, 2020. For the three months ended June 30, 2021 and 2020, only 3.0% and 5.1%, respectively, of our revenue was generated from customers located outside of the United States, and for the six months ended June 30, 2021 and 2020, only 3.5% and 4.9% of our revenue was generated from customers located outside of the United States. Our sales outside of the United States are denominated in U.S. Dollars.

We expect our expenses will increase substantially in future periods in connection with our ongoing activities as we:

•
attract, hire and retain qualified personnel;
•
invest in processes and infrastructure to enable manufacturing automation and expand capacity;
•
build R&D to introduce new products and services and create intellectual property;
•
market and sell new and existing products and services;
•
potentially acquire businesses or technologies to accelerate the growth of our business; and
•
function as a public company.

Key Factors Affecting Our Results of Operations and Future Performance

We believe that our financial performance has been, and in the foreseeable future will continue to be, primarily driven by a number of factors as described below, each of which presents growth opportunities for our business. These factors also pose important challenges that we must successfully address in order to sustain our growth and improve our results of operations. Our ability to successfully address these challenges is subject to various risks and uncertainties, including those described in the section in Part II, Item 1A of this Quarterly Report on form 10-Q titled “Risk Factors.”

Favorable R&D Funding

Investment in R&D activities in the life sciences sector is rapidly increasing. As a supplier of critical reagents that enable the discovery, research, development and production of biopharmaceutical products such as drug therapies, novel vaccines, and molecular diagnostics, we expect to benefit from these favorable R&D dynamics.

Development of New Therapeutic Modalities

Increased innovation and R&D activity in our addressable markets is driving the development of a plethora of new therapeutic modalities. Further, we expect much of the R&D activity currently geared toward COVID-19 to shift more broadly over time to other vaccines and therapeutic areas.

Favorable Demographic Trends

We believe the global demand for healthcare is significantly increasing due to factors such as aging populations, better access to healthcare systems and care, and an increased occurrence of chronic illness.

Rapid Growth in Cell and Gene Therapy

The investment capital raised by companies developing and commercializing cell and gene therapies increased from $9.8 billion in 2019 to $19.9 billion in 2020 according to the Alliance for Regenerative Medicine. Based on third party research, the global market for cell and gene therapies is expected to grow from $2.3 billion in 2020 to $45.4 billion by 2026. Factors expected to drive this growth include an increasing incidence of cancer and other chronic diseases, a rising number of clinical trials, increased funding and investments in cell and gene therapy, a favorable regulatory environment and additional U.S. Food and Drug Administration (“FDA”) approvals for cell and gene therapy products.

Increasing Use of mRNA Vaccines and Therapies

As a leader in bacterial cell culture media and supplements, we are a supplier to this market today and are well positioned to benefit from the increasing use of mRNA vaccines and therapies. We believe the demand for mRNA will continue to increase and therefore drive the need for more customized, GMP bacterial cell culture media and associated formulations. The short development timeline and proven effectiveness of the COVID-19 mRNA vaccines have demonstrated the promise of mRNA therapies.

Basis of Presentation

In connection with the change of control effected by the THP Transaction, we elected to apply “pushdown” accounting by applying the guidance in Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Our assets and liabilities were recognized at fair value as of January 14, 2019. Additionally, the excess of the portion of the total purchase price of the THP Transaction attributable to the purchase of assets and liabilities over their estimated fair value as of the closing date of the THP Transaction was allocated to goodwill. The new basis of accounting primarily impacted the values of our long-lived and indefinite-lived intangible assets and resulted in increased depreciation and amortization expense due to the increased carrying value of our assets.

Components of Results of Operations

Revenue

We support customers in pharmaceutical and biotechnology industries, contract development and manufacturing organizations, in vitro diagnostics franchises, and academic and government research institutions. Our product offerings include pre-poured media plates, liquid cell culture media and supplements, and molecular biology reagents for the life sciences and healthcare communities. We recognize revenue when control of the product has transferred to the customer at the time of shipment. Revenue is recognized in an amount that reflects the consideration we expect to be entitled to in exchange for the products.

Approximately 70% and 76% of our revenue for the three months ended June 30, 2021 and 2020, respectively, was generated from sales through direct channels and a limited salesforce, with the remainder generated through distributor sales. Approximately 71% and 72% of our revenue for the six months ended June 30, 2021 and 2020, respectively, was generated from sales through direct channels and a limited salesforce, with the remainder generated through distributor sales

Our products are manufactured under RUO or GMP regulatory standards, the latter of which refers to a more stringent level of quality standards supported by additional levels of documentation, testing, and traceability to meet our and our customers’ desire to receive products suitable for use in diagnostic and therapeutic applications. We have three primary product categories: Lab Essentials manufactured under RUO regulatory standards, Clinical Solutions manufactured under GMP regulatory standards, and Sample Transport manufactured under GMP regulatory standards. We expect Clinical Solutions products to be an increasing portion of our overall revenue in the future. Because of the increased liquid volume needed and more stringent quality standards of Clinical Solutions products, they typically have a higher average selling price compared to similar Lab Essentials products.

The following summarizes our three primary product categories:

Lab Essentials

We are a leader in providing highly complex chemical formulations for use in biological research and drug discovery. Our core research products consist of commonly used made-to-stock solutions and customer-specified formulations. During discovery, our products are used regularly in small, bench-scale experiments. As customers optimize their processes and begin to scale up in volume, they tend to order more custom products. The Lab Essentials portion of our business includes: pre-poured media plates for cell growth and cloning, liquid cell culture media and supplements for cellular expansion, and molecular biology reagents for sample manipulation, resuspension, and purification. Our research products include essential formulations for common research applications and highly customized formulations for customer-specific applications in genomics and bioproduction.

Clinical Solutions

In 2017, we achieved ISO 13485:2016 certification, enabling us to meet the Quality System Regulation (“QSR”) of products for use in diagnostic and therapeutic applications. We believe our Clinical Solutions products are used in the production of mRNA vaccines, protein therapies, gene therapies and diagnostic kits. Since offering GMP-grade products, we have achieved substantial growth in the number of customers seeking these products annually.

Sample Transport

During 2020, due to the onset of the COVID-19 pandemic and the resulting increase in global demand for transport medium, we developed and commercialized sample transport medium for use in COVID-19 sample collection and transport. In 2020, over the course of four months, we designed and implemented custom automation to manufacture Sample Transport products in high throughput under GMP quality standards, producing more than 200,000 units of transport medium per week. Our end-to-end manufacturing automation developed in 2020 provides us with a new capability for high volume GMP-grade production, which we expect will be useful in molecular diagnostics and bioproduction in the future.

Cost of Sales

Cost of sales includes salaries, wages and benefits, raw materials consumption, including direct and indirect material, payroll taxes, product testing and analytics expense, professional fees, repairs and maintenance of equipment, scrap, inbound freight charges, depreciation, and other production overhead. We are continually making investments in our production capabilities and facilities to be flexible and meet growing customer demand for custom products. In addition, we are making investments in production automation to be able to scale capacity with limited incremental costs. Capital investments result in additional depreciation charges which increase the fixed costs of our operation.

Operating Expenses

Research and Development Expenses

Our research and development expenses primarily consist of employee-related expenses, including salaries, benefits and stock-based compensation expense for personnel in the process engineering, product development and scientific affairs functions; expenses related to occupancy costs, laboratory supplies, consulting fees and depreciation associated with various assets used in the research and development of our products.

We have recently increased our level of investment in research and new product development activities. In December 2020, we hired our Chief Scientific Officer with the goal of developing new products, services, and related intellectual property that may assist us in attracting and retaining customers as well as expanding into new market segments. We expect these types of expenses will be higher in the future.

Sales and Marketing Expenses

Our sales and marketing expenses primarily consist of employee-related expenses, including salaries and benefits, commissions, advertising, occupancy costs, and stock-based compensation expense for sales, marketing and customer support employees. We continue to increase headcount to drive commercial activity and provide support to our growing operational activity in areas such as sales and marketing, and we expect these types of expenses will be higher in the future.

General and Administrative Expenses

Our general and administrative expenses primarily consist of executive and administrative staff, and other expenses such as shipping charges, professional service fees, occupancy, IT systems, insurance, depreciation, and stock-based compensation expense for our employees.

We expect our general and administrative expenses to increase as we expand our operations. Additionally, we expect to incur increased expenses related to headcount, professional service fees, facilities, insurance, IT systems, quality and regulatory, and other infrastructure related to operating as a public company. In late 2020 and early 2021, we made several additions to our executive staff, which have significantly increased the general and administrative costs that will be reflected in our 2021 results.

Provision for (benefit from) Income Taxes

Our provision for (benefit from) income taxes consists primarily of federal and state taxes in the United States. Tax laws are complex and subject to different interpretations by management and the respective governmental taxing authorities, and require us to exercise judgment in determining our income tax provision, our deferred tax assets and deferred tax liabilities and the potential valuation allowance recorded against our net deferred tax assets. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. A valuation allowance is established when it is more likely than not that the future realization of all or some of the deferred tax assets will not be achieved.

Results of Operations

The following tables set forth our results of operations for the periods presented (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited)
Revenue	$8,313	6,044	$17,391	12,156
Cost of sales	4,959	2,575	9,012	5,058
Gross profit	3,354	3,469	8,379	7,098
Operating expenses:
Research and development	851	341	1,548	667
Sales and marketing	904	481	1,609	831
General and administrative	3,838	1,656	8,002	3,310
Amortization of intangible assets	287	287	574	574
Total operating expenses	5,880	2,765	11,733	5,382
(Loss) income from operations	(2,526)	704	(3,354)	1,716
Other income (expenses), net
Interest income (expense), net	(304)	23	(296)	55
Other income (expense), net	(3)	(4)	(2)	(25)
Total other income, net	(307)	19	(298)	30
(Loss) income before income taxes	(2,833)	723	(3,652)	1,746
(Benefit from) provision for income taxes	(583)	211	(747)	286
Net (loss) income	(2,250)	512	(2,905)	1,460
Change in unrealized loss on available-for-sale securities, net of tax	—	43	(7)	8
Comprehensive (loss) income	$(2,250)	$555	$(2,912)	$1,468

Revenue

Our revenue disaggregated by product category, for the three months ended June 30, 2021 and 2020, and for the six months ended June 30, 2021 and 2020 was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited)
Lab Essentials	$6,456	$4,430	$13,246	$9,679
Clinical Solutions	1,593	1,208	2,664	1,787
Sample Transport	37	174	961	174
Other	227	232	520	516
Total revenue	$8,313	$6,044	$17,391	$12,156

Total revenue was $8.3 million for the three months ended June 30, 2021, and $6.0 million for the three months ended June 30, 2020. For the six months ended June 30, 2021, total revenue was $17.4 million, and $12.2 million for the six months ended June 30, 2020.

Lab Essentials revenue was $6.5 million for the three months ended June 30, 2021, and $4.4 million for the three months ended June 30, 2020. For the six months ended June 30, 2021, Lab Essentials revenue was $13.2 million, and $9.7 million for the six months ended June 30, 2020. The increase in Lab Essentials revenue was due to a higher average revenue per customer and an increased number of customers. For the three months ended June 30, 2020, Lab Essentials revenue was adversely affected as many research labs temporarily closed due to COVID-19 lockdowns.

Clinical Solutions revenue was $1.6 million for the three months ended June 30, 2021, and $1.2 million for the three months ended June 30, 2020. For the six months ended June 30, 2021, Clinical Solutions revenue was $2.7 million, and $1.8 million for the six months ended June 30, 2020. The increase in Clinical Solutions revenue for the six months ended June 30, 2021, was attributable to an increased number of customers somewhat offset by lower average revenue per customer.

Sample Transport revenue was $0.0 million for the three months ended June 30, 2021, and $0.2 million for the three months ended June 30, 2020. For the six months ended June 30, 2021, Sample Transport revenue was $1.0 million, and $0.2 million for the six months ended June 30, 2020. The decline in Sample Transport revenue for the three months ended June 30, 2021, was due to the decline in market demand for COVID-19 testing and an increase in market supply of sample transport products, which began in early 2021. The increase in Sample Transport revenue for the six months ended June 30, 2021 was due to the fact that this product was launched late in the second quarter of 2020.

Our revenue disaggregated by geographic region, for the three months ended June 30, 2021 and 2020 and for the six months ended June 30, 2021 and 2020, was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited)
United States	$8,061	$5,735	$16,776	$11,556
International	252	309	615	600
Total revenue	$8,313	$6,044	$17,391	$12,156

Revenue from sales to customers in the United States was $8.1 million for the three months ended June 30, 2021, and $5.8 million for the three months ended June 30, 2020. Revenue from U.S. sales represented 97.0% and 94.9% of our total revenue during the three months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, revenue from sales to customers in the United States was $16.8 million and $11.6 million, which represented 96.5% and 95.1% of our total revenue. We experienced significant U.S. growth due to higher revenue in all product categories except Sample Transport and Other, which were slightly lower for the three months ended June 30, 2021.

Revenue from sales to customers in markets outside of the U.S. was $0.3 million for the three months ended June 30, 2021, and $0.3 million for the three months ended June 30, 2020. Revenue from international sales represented 3.0% and 5.1% of our total revenue during the three months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, revenue from sales to customers in markets outside of the U.S. was $0.6 million and $0.6 million, which represented 3.5% and 4.9% of our total revenue. Revenue from sales to customers in markets outside the U.S. was relatively flat but decreased as a percentage of total revenue due to higher revenue in 2021. Our sales to customers outside of the United States are denominated in U.S. Dollars.

Gross Profit

Our gross profit for the three months ended June 30, 2021 and 2020 and for the six months ended June 30, 2021 and 2020, was as follows (in thousands, except percentages):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited)
Cost of sales	$4,959	$2,575	$9,012	$5,058
Gross profit	3,354	3,469	8,379	7,098
Gross profit %	40.3%	57.4%	48.2%	58.4%

Gross profit percentage was 40.3% for the three months ended June 30, 2021, and 57.4% for the three months ended June 30, 2020. For the six months ended June 30, 2021 and 2020, the gross profit percentage was 48.2% and 58.4%, respectively. The decrease in gross profit percentage for the three months ended June 30, 2021, was primarily driven by a $0.7 million reserve taken against Sample Transport inventory and manufacturing overhead. The decrease in gross profit percentage for the six months ended June 30, 2021 was primarily driven by a $0.7 million reserve taken against Sample Transport inventory and an increase in manufacturing overhead as well as higher labor costs.

Operating Expenses

Our operating expenses for the three months ended June 30, 2021 and 2020, and for the six months ended June 30, 2021 and 2020, were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited)
Research and development	$851	$341	$1,548	$667
Sales and marketing	904	481	1,609	831
General and administrative	3,838	1,656	8,002	3,310
Amortization of intangible assets	287	287	574	574
Total operating expenses	$5,880	$2,765	$11,733	$5,382

Research and development expenses were $0.9 million for the three months ended June 30, 2021, and $0.3 million for the three months ended June 30, 2020. For the six months ended June 30, 2021 and 2020, research and development expenses were $1.5 million and $0.7 million, respectively. The increase was primarily driven by increased headcount to support our new product development efforts.

Sales and marketing expenses were $0.9 million for the three months ended June 30, 2021, and $0.5 million for the three months ended June 30, 2020. For the six months ended June 30, 2021 and 2020, sales and marketing expenses were $1.6 million and $0.8 million, respectively. The increase was primarily driven by increased headcount to develop our commercial presence and increase customer support.

General and administrative expenses were $3.8 million for the three months ended June 30, 2021, and $1.7 million for the three months ended June 30, 2020. For the six months ended June 30, 2021 and 2020, general and administrative expenses were $8.0 million and $3.3 million, respectively. The increase was primarily driven by increased headcount as well as professional fees, stock based compensation and information technology expenses, to build the infrastructure necessary to support our growth strategy. For the three months ended June 30, 2021 and 2020, general and administrative expenses as a percentage of revenue was 46.2% and 27.4%, respectively. For the six months ended June 30, 2021 and 2020, general and administrative expenses as a percentage of revenue was 46.0%, and 27.2%, respectively.

(Benefit from) provision for Income Taxes

Our (benefit from) provision for income taxes for the three months ended June 30, 2021 and 2020, and for the six months ended June 30, 2021 and 2020, was as follows (in thousands, except percentages):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited)
(Benefit from) provision for income taxes	$(583)	$211	$(747)	$286
Effective tax rate	20.6%	29.2%	20.5%	16.4%

Our benefit from income taxes was $0.6 million for the three months ended June 30, 2021, which was primarily due to a federal deferred tax benefit from losses in such period. Our provision for income taxes was $0.2 million for the three months ended June 30, 2020. The decrease in our provision for income taxes for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, was attributable to a decrease in operating income.

For the six months ended June 30, 2021, our benefit from income taxes was $0.7 million, which was primarily due to a federal deferred tax benefit from losses in such period. Our provision for income taxes was $0.3 million for the six months ended June 30, 2020. The decrease in our provision for income taxes for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, was attributable to a decrease in operating income.

Non-GAAP Financial Measures

We consider a variety of financial and operating measures in assessing the performance of our business. The key measures we use to determine how our business is performing are revenue and Adjusted EBITDA.

Adjusted EBITDA is a non-GAAP financial measure that we define as net income (loss) adjusted for interest expense, provision for income taxes, depreciation expense, amortization of intangible assets and stock-based compensation expense. Adjusted EBITDA reflects further adjustments to eliminate the impact of certain items, including certain non-cash and other items, that we do not consider representative of our ongoing operating performance.

We also present Adjusted Free Cash Flow, which is a non-GAAP measure that we define as Adjusted EBITDA less capital expenditures. Management uses Adjusted EBITDA to evaluate the financial performance of our business and the effectiveness of our business strategies. We present Adjusted EBITDA and Adjusted Free Cash Flow because we believe analysts, investors and other interested parties, frequently use these measures to evaluate companies in our industry and they facilitate comparisons on a consistent basis across reporting periods. Further, we believe they are helpful in highlighting trends in our operating results because they exclude items that are not indicative of our core operating performance.

Adjusted EBITDA and Adjusted Free Cash Flow have limitations as analytical tools and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. We may in the future incur expenses similar to the adjustments in the presentation of Adjusted EBITDA. In particular, we expect to incur meaningful share-based compensation expense in the future. Other limitations include the following that Adjusted EBITDA and Adjusted Free Cash Flow do not reflect:

•
all expenditures or future requirements for capital expenditures or contractual commitments;
•
changes in our working capital needs;
•
provision for income taxes, which may be a necessary element of our costs and ability to operate;
•
the costs of replacing the assets being depreciated, which will often have to be replaced in the future;
•
the non-cash component of employee compensation expense; and
•
the impact of earnings or charges resulting from matters we consider not to be reflective, on a recurring basis, of our ongoing operations.

In addition, Adjusted EBITDA and Adjusted Free Cash Flow may not be comparable to similarly titled measures used by other companies in our industry or across different industries.

The following is a reconciliation of net income (loss) to EBITDA, Adjusted EBITDA, and Adjusted Free Cash Flow, which are non-GAAP financial measures (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net (loss) income – as reported	$(2,250)	$512	$(2,905)	$1,460
Add back:
Interest expense (income), net	304	(23)	296	(55)
(Benefit from) provision for income taxes	(583)	211	(747)	286
Depreciation expense	413	189	778	358
Amortization of intangible assets	287	287	574	574
EBITDA	$(1,829)	$1,176	$(2,004)	$2,623
Other and one-time expenses:
Stock-based compensation expense	302	—	485	—
Adjusted EBITDA	$(1,527)	$1,176	$(1,519)	$2,623
Less: capital expenditures	(4,674)	(584)	(8,558)	(953)
Adjusted Free Cash Flow	$(6,201)	$592	$(10,077)	$1,670
Add back: capital expenditures	4,674	584	8,558	953
Less: total other and one time expenses	(302)	—	(485)	—
Less: total interest, taxes, depreciation and amortization expenses	(421)	(664)	(901)	(1,163)
Net (loss) income – as reported	$(2,250)	$512	$(2,905)	$1,460
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities, net	1,489	662	2,060	2,354
Changes in operating assets and liabilities, net	(2,790)	594	(305)	(2,118)
Cash (used in) provided by operating activities	$(3,551)	$1,768	$(1,150)	$1,696

Liquidity and Capital Resources

Since inception we have financed our operations primarily through sales of our products, the sale of our Series A preferred stock and, more recently, our IPO that was completed in June 2021, which resulted in net proceeds of $99.1 million, after deducting underwriting discounts and commissions of $7.7 million and offering expenses of $3.6 million. As of June 30, 2021, we had $112.4 million in working capital, which included $108.0 million in cash and cash equivalents.

In addition to our existing cash and cash equivalents balance, our principal source of liquidity is our new credit facility as described below in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—MidCap Credit Facility.”

To facilitate our expected growth, we may also lease or purchase additional facilities. We expect to continue to make investments as we expand our operations and increase capacity. In particular, we are building a new manufacturing facility in Hollister, California, which will likely be the single largest use of cash to fund operations over the next 12 to 18 months. These uses of cash are not reasonably likely to result in material changes in the Company’s liquidity.

The Company may also use its liquidity to pursue potential acquisitions that further or accelerate its strategy.

MidCap Credit Facility

On March 26, 2021, the Company entered into a Credit Agreement (“Credit Agreement”) with MidCap Financial Funding (MidCap Financial Services, LLC, as servicer for MidCap Financial Trust), as an administrative agent, and such other banks and financial institutions as may be arranged by MidCap Financial Funding. The Credit Agreement provides for a $27.0 million credit facility (the “Facility”) consisting of a $22.0 million senior, secured term loan (the “Term Loan”), and a $5.0 million working capital facility (the “Revolver”). The Term Loan is staged such that $12.0 million is available immediately, an additional $5.0 million is available on September 30, 2021, and $5.0 million is available in 2022, but such final borrowing is contingent upon achieving trailing twelve months of net revenue of $37.0 million if the proposed funding date is on or after January 1, 2022 and before July 1, 2022 or $38.5 million if the proposed funding date is on or after July 1, 2022 and on or before September 30, 2022 and earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets (as defined in the Credit Agreement). Borrowings on the Revolver are limited to a borrowing base calculation, with the initial borrowing subject to completion of an initial field exam with respect to such borrowing base assets. The initial field exam was completed during the second fiscal quarter of 2021. As of June 30, 2021, there was no drawdown on the Revolver. The proceeds from the Facility will be used for working capital and general corporate purposes.

The interest on the Term Loan is based on the annual rate of one-month London Inter-Bank Offered Rate (LIBOR) plus 6.45%, subject to a LIBOR floor of 1.50%. If any advance under the Term Loan is prepaid at any time, the prepayment fee is based on the amount being prepaid and an applicable percentage amount, such as 3%, 2%, or 1%, based on the date the prepayment is made after the closing date of the Term Loan. The Credit Agreement contains a financial covenant based upon a trailing twelve months of net revenue, including a requirement of $32.0 million in the twelve months ending December 31, 2021. As of June 30, 2021, the Company has complied with these requirements. The outstanding balance on the Facility will be due in full on March 1, 2026. At the end of the Term Loan, the Company will pay an exit fee of $0.6 million, which represents 5% of the $12.0 million in borrowings made available immediately on March 26, 2021. Such fee is being accreted to interest expense over the life of the Term Loan. The Company incurred $0.3 million of debt issuance costs which are recorded in long-term debt, net of current portion in the condensed balance sheets. On March 26, 2021, the Company drew the full $12.0 million of the Term Loan available. As of June 30, 2021, the outstanding balance on the Term Loan is $12.0 million ($11.8 million net of debt issuance costs) and is presented as long-term debt on the condensed balance sheets (in thousands).

The maximum loan amount under the Revolver (the “Revolver Commitment Amount”) will be $5.0 million which we may request the Lenders to increase up to $15.0 million. The amount available to us under the Revolver at any one time shall be based upon an amount equal to: (i) 85% of the net collectable value of our domestic accounts receivable; plus (ii) 50% of domestic eligible finished goods inventory that does not exceed $1.0 million. Additionally, availability from finished goods inventory cannot exceed 25% of the total borrowing base availability. Interest on the outstanding balance of the Revolver will be payable monthly in arrears at an annual rate of one-month LIBOR plus 3.75%, subject to a LIBOR floor of 1.50%. There was no outstanding balance on the Revolver as of June 30, 2021.

The Credit Agreement includes a financial covenant that requires us to maintain certain minimum revenue, tested monthly based on trailing 12 months net revenue. Calendar year-end net revenue covenants are a minimum of $32.0 million at December 31, 2021, $37.5 million at December 31, 2022, $42.0 million at December 31, 2023, $46.5 million at December 31, 2024 and $51.5 million at December 31, 2025. In connection with the Facility, the Lenders will receive a perfected first priority security interest in all existing and after-acquired assets of the Company.

We believe these sources of liquidity, in addition to the net proceeds from our IPO, which closed on June 29, 2021, will be sufficient to fund our liquidity requirements for at least the next 24 months. Our principal liquidity requirements are to fund our operations (which includes, but is not limited to, maintaining sufficient levels of inventory to meet the anticipated demand of our customers), and to fund our capital expenditures, including the expansion of our manufacturing operations. We may, however, require or elect to secure additional financing as we continue to execute our business strategy. If we require or elect to raise additional funds, we may do so through equity or debt financing, which may or may not be available on favorable terms and could require us to agree to covenants that limit our operating flexibility.

The following table sets forth, for the periods indicated, net cash flows provided by operating activities, (used in) provided by investing activities and provided by (used in) financing activities (in thousands):

	For the Six Months Ended June 30,
	2021	2020
Net cash (used in) provided by operating activities	$(1,150)	$1,696
Net cash (used in) provided by investing activities	(6,202)	1,105
Net cash provided by (used in) financing activities	112,059	(45)
Net increase in cash and cash equivalents	$104,707	$2,756

Operating Activities

Net cash provided by operating activities consists primarily of net income adjusted for certain non-cash items (including depreciation and amortization, amortization of premium on marketable securities, bad debt expense, deferred taxes, loss on disposal of property, plant and equipment, inventory reserve, amortization of debt issuance costs and stock-based compensation expense), and the effect of changes in working capital and other activities.

Net cash used in operating activities was $1.2 million for the six months ended June 30, 2021, which primarily consisted of net loss of $2.9 million plus net adjustments for non-cash charges of $2.0 million, offset by net changes in operating assets and liabilities of $0.3 million. The primary non-cash adjustments to net income included $1.4 million of depreciation and amortization, $0.7 million of inventory reserve, $0.5 million of stock-based compensation, partially offset by $0.7 million in deferred taxes. Net cash used in changes in operating assets and liabilities consisted primarily of a $1.0 million increase in inventories, a $0.3 million decrease in accounts payable and accrued liabilities, partially offset by $0.3 million decrease in accounts receivable.

Net cash provided by operating activities was $1.7 million for the six months ended June 30, 2020, which primarily consisted of net income of $1.5 million plus net adjustments for non-cash charges of $2.3 million, offset by net changes in operating assets and liabilities of $2.1 million. The primary non-cash adjustments to net income included $1.4 million of deferred taxes and $0.9 million of depreciation and amortization. Net cash used in changes in operating assets and liabilities consisted primarily of a $1.4 million increase in prepaid expenses and other assets, a $0.5 million increase in accounts receivable and a $0.5 million increase in inventories.

Investing Activities

Net cash (used in) provided by investing activities relates primarily to capital expenditures and purchases of marketable securities, partially offset by proceeds from maturities and sales of marketable investments.

Net cash used in investing activities was $6.2 million for the six months ended June 30, 2021, which primarily consisted of purchases of property, plant and equipment of $8.5 million. This was partially offset by receipt of proceeds from a loan to a related party of $0.5 million, and proceeds from sales and maturities of short-term marketable securities of $1.1 million and $0.7 million, respectively .

Net cash provided by investing activities was $1.1 million for the six months ended June 30, 2020, which primarily consisted of proceeds from sales and maturities of short-term marketable securities of $1.7 million and $2.1 million, respectively. This was partially offset by purchases of short-term marketable securities of $1.8 million, and purchases of property, plant and equipment of $0.9 million.

Financing Activities

Net cash provided by (used in) financing activities primarily relates to proceeds from our IPO, net of underwriters’ commissions and discounts, payment of issuance costs of the IPO, and proceeds from long term debt.

Net cash provided by financing activities was $112.1 million for the six months ended June 30, 2021, which was primarily attributable to proceeds from the IPO, net of underwriters’ commissions and discounts of $102.7 million and proceeds from long-term debt pursuant to the MidCap Credit Facility of $11.9 million, partially offset by payment of costs related to our IPO of $2.3 million.

Net cash used in financing activities was $0.1 million for the six months ended June 30, 2020, which was primarily attributable to the repayment of outstanding long-term debt.

Contractual Obligations and Commitments

We have various non-cancelable operating leases for commercial, office, manufacturing, and warehouse space, as well as vacant land in Hollister, California. The leases have terms with varying expiration dates ranging from June 30, 2021 to December 31, 2025 and include options to extend such leases. Specifically, our lease for vacant land in Hollister, California expired on June 30, 2021 and was not renewed. As of June 30, 2021, these leases represented a remaining contractual obligation of $6.3 million. As of December 31, 2020, these leases represented a remaining contractual obligation of $7.0 million.

Additionally, we lease our warehouse in Mansfield, Massachusetts. This lease expires in August 2024, and, as of June 30, 2021 and December 31, 2020, represented a remaining contractual obligation of $0.9 million and $1.0 million, respectively.

On March 26, 2021, we entered into a Credit Agreement with MidCap Financial Trust. The Credit Agreement provides for a $27.0 million credit facility consisting of a $22.0 million senior, secured term loan, and a $5.0 million working capital facility. On March 26, 2021, $12.0 million of the Term Loan funded at close. We are obligated to pay interest on the outstanding balance of the Term Loan at an annual rate of one-month LIBOR plus 6.45%, subject to a LIBOR floor of 1.50%. The outstanding balance of the Term Loan is due in full on March 1, 2026. We have met the borrowing conditions set forth in the Credit Agreement as of June 30, 2021, pursuant to which the Revolver is now available for utilization.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements or holdings in variable interest entities.

Critical Accounting Policies and Estimates

Our condensed financial statements have been prepared in accordance with GAAP. The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. However, future events may cause us to change our assumptions and estimates, which may require adjustment. Actual results could differ from these estimates.

There have been no material changes to our critical accounting policies and estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in the Final Prospectus.

JOBS Act

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period under the JOBS Act until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. We intend to rely on other exemptions provided by the JOBS Act, including without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley Act”).

We will remain an emerging growth company until the earliest to occur of: (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the closing of the IPO; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; and (iv) the date on which we are deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (i.e., the first day of the fiscal year after we have (a) more than $700.0 million in outstanding common equity held by our non-affiliates, measured each year on the last business day of our most recently completed second fiscal quarter, and (b) been public for at least 12 months).

Smaller Reporting Company Status

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies until the fiscal year following the determination that (i) the market value of our voting and non-voting common stock held by non-affiliates equals or exceeds $250.0 million measured on the last business day of our most recently completed second fiscal quarter, and our annual revenues are more than $100.0 million during the most recently completed fiscal year or (ii) the market value of our voting and non-voting common stock held by non-affiliates equals or exceeds $700.0 million measured on the last business day of our most recently completed second fiscal quarter.

Recent Accounting Pronouncements

A description of recent accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, for this reporting period and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of a material weakness in our internal control over financial reporting as previously disclosed in the Final Prospectus, our disclosure controls and procedures were not effective as of June 30, 2021.

Material Weakness in Internal Control Over Financial Reporting

Under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. During the audit of our financial statements, for the fiscal years ended December 31, 2019 and 2020, we and our independent registered public accounting firm identified a material weakness in our financial close and reporting process. Specifically, that process was not adequately designed, documented, and executed to support the accurate and timely reporting of the Company’s financial results with respect to complex, non-routine transactions, such as business combinations. Consequently, we inappropriately accounted for the THP Transaction in 2019, including as to certain tax benefits and the allocation of transaction costs across periods.

Management’s Plan to Remediate the Material Weakness

As a result of the material weakness, we have initiated and will continue to implement remediation measures including but not limited to, working to hire accounting employees and/or consultants with specific technical accounting experience necessary to assist with complex, non-routine transactions. We are still in the process of completing the remediation of the previously identified material weakness.

The initiatives we are implementing to remediate the material weakness are subject to continued management review supported by confirmation and testing, as well as audit committee oversight. We cannot be certain that the measures we have taken or may take in the future, will ensure that we will establish and maintain adequate controls over our financial processes and reporting in the future.

Notwithstanding the material weaknesses, our management has concluded that the financial statements included elsewhere in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

If we fail to fully remediate these material weaknesses or fail to maintain effective internal controls in the future, it could result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis, which could cause investors to lose confidence in our financial information or cause our stock price to decline. Our independent registered public accounting firm has not assessed the effectiveness of our internal control over financial reporting.

Changes in Internal Control

Other than the changes intended to remediate these material weaknesses noted above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material legal proceedings at this time. From time to time, we may become involved in various legal proceedings that arise in the ordinary course of business. We have in the past and may in the future become involved in private actions, collective actions, investigations and various other legal proceedings by customers, employees, suppliers, competitors, government agencies or others. We will evaluate any claims and lawsuits with respect to their potential merits, our potential defenses and counter claims, and the expected effect on us of defending the claims and a potential adverse result. However, the results of any litigation, investigation, or other legal proceedings are inherently unpredictable and expensive. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, damage our reputation, require significant amounts of management time and divert significant resources. If any legal proceedings were to be determined adversely to us, or we were to enter into a settlement arrangement, we could be exposed to monetary damages or limits on our ability to operate our business, which could have an adverse effect on our business, financial condition and operating results.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, as well as other information included in this Quarterly Report on Form 10-Q, and in our other public filings. The risks and uncertainties described below are not the only ones we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, results of operations and prospects. In that event, the trading price of our common stock could decline, and you may lose all or part of your original investment. This Quarterly Report on Form 10-Q also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below. The risks relating to our business as set forth in the Final Prospectus are set forth below and are unchanged substantively as of June 30, 2021, except for those risks designated by an asterisk (*).

Risks Related to Our Business and Strategy

*We have incurred operating losses in the past and may incur losses in the future.

We have incurred operating losses in the past, may incur operating losses in the future and may never achieve or maintain profitability. While we had net income of approximately $3.6 million for the year ended December 31, 2020, we incurred net losses in the past, including $1.3 million for the period from January 14, 2019 through December 31, 2019, and approximately $0.1 million for the period from January 1, 2019 through January 13, 2019. In addition, during the six months ended June 30, 2021, we incurred a net loss of $2.9 million. We expect that our operating expenses will continue to increase as we grow our business and we anticipate additional costs in connection with legal, accounting and other administrative expenses related to operating as a public company. Since our inception, we have financed our operations primarily through revenue from our products and the sale of our equity securities. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate sufficient to offset increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. We may never be able to generate sufficient revenue to maintain profitability and our recent and historical growth and profitability should not be considered indicative of our future performance.

Our operating results may fluctuate significantly in the future, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or any guidance we may provide.

Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may be driven by a variety of factors, many of which are outside of our control and, as a result, may not fully reflect the underlying performance of our business. These fluctuations may occur due to a variety of factors, including, but not limited to:

•
demand from our largest customers, which account for a significant percentage of our sales and orders, may not meet our expectations regarding volume and price in any given time period;
•
the level of demand for our products, which may vary significantly, and our ability to increase penetration in our existing markets and expand into new markets;
•
customers accelerating, canceling, reducing or delaying orders, including as a result of developments related to their pre-clinical studies and clinical trials, or plans for commercialization;
•
impacts on us, our suppliers and our customers as a result of COVID-19 pandemic;
•
changes in any governmental declaration of a global pandemic, for example impacting the status of our Sample Transport products currently subject to the FDA’s COVID-19 enforcement policy guidance on viral transport media;
•
the relative quality, performance, and reliability of our products;
•
changes in governmental regulations or the regulatory posture toward our business and the businesses of our customers;
•
the volume and mix of the products we sell or changes in the production or sales costs related to our products;
•
the success of our newer products, such as our Sample Transport products, and the introduction of other new products or product enhancements by us or others in our industry;
•
the timing and amount of expenditures that we may incur to acquire, develop or commercialize additional products, services and technologies or for other purposes, including the expansion of our facilities;
•
changes in governmental and academic funding of life sciences research and developments or changes that impact budgets, budget cycles or seasonal spending patterns of our customers;

•
future accounting pronouncements or changes in our accounting policies;
•
difficulties encountered by our commercial carriers in delivering our products, whether as a result of external factors such as weather or internal issues such as labor disputes;
•
general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors; and
•
the other factors described in this “Risk Factors” section.

The impact of any one of the factors discussed above, or the cumulative effects of a combination of such factors, could result in significant fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparisons of our operating results on a period-to-period basis may not be meaningful. Further, our historical results are not necessarily indicative of results expected for any future period, and quarterly results are not necessarily indicative of the results to be expected for the full year or any other period, and accordingly should not be relied upon as indicative of future performance.

As a result of variability and unpredictability, we may also fail to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall short of the expectations of analysts or investors or any guidance we may provide, or if the guidance we provide falls short of the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met or exceeded any publicly stated guidance we may have provided and could in turn negatively impact our business, financial condition, results of operations, cash flows and prospects.

Our efforts to increase the scale and capacity of our manufacturing processes and systems could be disruptive to our operations and adversely affect our results of operations and financial condition, and we may not realize some or all of the anticipated benefits of these initiatives in the time frame anticipated or at all.

We intend to extend our rapid custom production capability by investing in automation and infrastructure to substantially increase the manufacturing capacity at our facilities, improve operating efficiency through the use of automation, and reduce delivery time for our custom RUO products and our products manufactured subject to GMP requirements. We have recently expanded our footprint from 64,000 square feet to approximately 137,000 square feet and expect to expand our total production capacity by five-fold over the course of the next two years. The expansion and automation of existing manufacturing facilities, as well as new or expanded manufacturing operations, could be disruptive to our operations, divert the attention of management and require significant investments. Our ability to increase our manufacturing capacity is subject to a number of uncertainties inherent in all new manufacturing operations, including ongoing compliance with regulatory requirements, procurement and maintenance of construction, environmental and operational licenses and approvals for additional expansion, delays in construction, potential supply chain constraints, hiring, training and retention of qualified employees and the pace of bringing production equipment and processes online with the capability to manufacture high-quality products at scale. If we experience any issues or delays in meeting our projected timelines for expansion, our projected costs or capital efficiency expectations are not met or the anticipated production capacity for our expansion efforts is not as expected, our business, financial condition, results of operations, cash flows and prospects may be harmed.

Our efforts to increase the scale and capacity of our manufacturing processes and systems may result in temporary constraints upon our ability to produce the quantity of products necessary to fill orders and thereby complete sales in a timely manner. In addition, system upgrades at our manufacturing facilities that impact ordering, production scheduling, manufacturing and other related processes are complex, and could impact or delay production. A prolonged delay in our ability to fill orders on a timely basis could affect customer demand for our products and increase the size of our product inventories, causing future reductions in our manufacturing schedules and adversely affecting our performance. Furthermore, delays in production could harm our reputation of being a supplier that is able to deliver customer-specified formulations on a short turnaround time, which may harm our brand, business, financial condition, results of operations, cash flows and prospects.

We may be unable to successfully expand our operations or manage our growth effectively.

The expansion of our manufacturing operations, the development of our marketing and sales organization and our organic growth have all increased and will continue to increase the complexity of our business. Acquisitions we may pursue in the future, including of businesses located outside the United States, would contribute to that increased complexity. Expansion of our operations may place significant demands on our management, finances and other resources. Our ability to manage the anticipated future growth, should it occur, will depend upon a significant expansion of our accounting and other internal management systems and the implementation and subsequent improvement of a variety of systems, procedures and controls. There can be no assurance that significant problems in these areas will not occur. Any failure to expand these areas and implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with the growth of our business could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

If our products do not possess the required or expected quality characteristics or perform as expected or the reliability of the technology on which our products are based is questioned, we could experience lost revenue, delayed or reduced market acceptance of our products, increased costs and damage to our reputation.

Our success depends on the market’s confidence that we can provide reliable, high-quality reagents for the development and commercialization of drug therapies, novel vaccines and molecular diagnostics, including products manufactured subject to GMP requirements. We believe that customers in our target markets are particularly sensitive to product nonconformances, defects, and errors given the potential for impact on their own products and processes, which in many cases are regulated. Our reputation and the public image of our products and technologies may be impaired if our products fail to perform as expected.

Although our products undergo quality control (“QC”) testing prior to release for shipment, nonconformances, defects or errors could nonetheless occur or be present in products that we release for shipment to customers. Our operating results depend on our ability to execute and, when necessary, improve our quality management strategy and systems, our ability to effectively train and maintain our employee base with respect to quality management, and our ability to consistently meet GMP regulatory requirements and agreements with customers relative to product specification and quality. A failure of our QC systems could result in problems with facility operations, the preparation or provision of products or our ability to meet GMP regulatory requirements. In each case, such problems could arise for a variety of reasons, including equipment malfunction, failure to follow specific manufacturing and quality control and assurance protocols and procedures or other human error, problems with raw materials or environmental factors and damage to, or loss of, manufacturing operations. Such problems could affect production of a particular batch or series of batches of products, requiring the destruction of such products or a halt of facility production altogether. Furthermore, some of the products that we manufacture are subsequently incorporated into products that are sold by other life sciences companies and we have no control over the manufacture and production of those products.

In addition, in the event we, or our suppliers, fail to meet required quality standards and if our products experience, or are perceived to experience, a material nonconformance, defect, or error, our products could be recalled or we may be unable to timely deliver products to our customers, which in turn could damage our reputation for quality and service. Although we take steps to continually improve our quality review, product documentation and reference testing procedures, we cannot guarantee that we will not experience quality assurance issues with our products in the future. Any such failure could, among other things, lead to increased costs, delayed or lost revenue, delayed market acceptance, damaged reputation, diversion of development resources, legal claims, reimbursement to customers, other customer claims, damage to and possible termination of existing customer relationships, increased insurance costs, time and expense spent investigating the cause and, depending on the cause, similar losses with respect to other batches or products, any of which could harm our business, financial condition, results of operations, cash flows and prospects. Such nonconformances, defects or errors could also narrow the scope of the use of our products, which could hinder our success in the market.

Even after any underlying concerns or problems are resolved, any lingering concerns in our target markets regarding our technology or any manufacturing defects or performance errors in our products could continue to result in lost revenue, delayed market acceptance, damage to our reputation and claims against us.

In addition, we may be unable to maintain the quality, reliability, robustness and expected turnaround times of our products and services to continue to satisfy customer demand as we grow. Fast delivery time is of crucial importance to the cell and gene therapy market segment and our customers rely on us to provide swift delivery of their custom-made formulations. To effectively manage our growth, we must continue to improve our operational, manufacturing, quality control and assurance and monitoring systems and processes and other aspects of our business and continue to effectively expand, train and manage our personnel. The time and resources required to improve our existing systems and procedures, to implement new systems and procedures and to adequately staff such existing and new systems and procedures is uncertain, and failure to complete this in a timely and efficient manner could adversely affect our operations and negatively impact our business and financial results. We may need to purchase additional equipment, some of which can take several months or more to procure, set up and validate, establish new production processes and increase our personnel levels to meet increased demand. We also plan to expand our manufacturing capabilities over the course of the next two years. There can be no assurance that any of these anticipated increases in scale, personnel growth, equipment or process enhancements or manufacturing expansion will be successfully implemented. Failure to manage this growth could result in delays in turnaround times, higher product costs, declining product quality, deteriorating customer service and slower responses to competitive challenges. A failure in any one of these areas could make it difficult for us to meet market expectations for our products and could damage our reputation and our business, financial condition, results of operations, cash flows and prospects could be adversely affected.

If the quality or delivery of our products does not meet regulatory requirements or our customers’ expectations, our reputation could suffer and ultimately our sales and operating earnings could be negatively impacted.

In the course of conducting our business, we must adequately address quality issues associated with our products, including defects in our engineering, design, manufacturing and delivery processes, as well as defects in third-party components included in our products. Because our consumables are highly complex, the occurrence of defects may increase as we continue to introduce new products and services and as we rapidly scale up manufacturing to meet increased demand for our products and services. Although we have established internal procedures to reduce the risks that may arise from product quality issues, there can be no assurance that we will be able to eliminate or mitigate occurrences of these issues and associated liabilities. We have not to date been the subject of inspections by the FDA, and cannot predict or guarantee what the results would be if we were to be so inspected. In addition, identifying the root cause of quality issues, particularly those affecting reagents and third-party components, may be difficult, which increases the time needed to address quality issues as they arise and increases the risk that similar problems could recur. Finding solutions to quality issues can be expensive and we may incur significant costs or lost revenue in connection with, for example, shipment holds, product recalls or other service obligations. In addition, quality issues can impair our relationships with new or existing customers and adversely affect our brand image, and our reputation as a producer of high quality products could suffer, which could adversely affect our business, financial condition, results of operations, cash flows and prospects.

Our business, financial condition and results of operations may be materially adversely affected by global epidemics, including, but not limited to, the COVID-19 pandemic.

In March 2020, the World Health Organization declared that the outbreak of COVID-19 was a global pandemic. The COVID-19 pandemic has and continues to significantly affect the United States and global economies. Because our business is categorized as being a part of the country’s critical infrastructure, we were able to continue operations during the COVID-19 pandemic. However, the outbreak has affected and may continue to affect our operations, including our operations in San Benito County, California where our management team and a significant majority of our employees are located. The COVID-19 pandemic is evolving and to date has led to the implementation of various responses, including government-imposed shelter-in-place orders, quarantines, travel restrictions and other public health safety measures, as well as reported adverse impacts on healthcare resources, facilities and providers across the United States and in other countries. In response to the spread of COVID-19, and in accordance with direction from state and local government authorities, we have restricted access to our facilities mostly to personnel and third parties who must perform critical activities that must be completed on-site, limited the number of such personnel who can be present at our facilities at any one time, and requested that many of our personnel work remotely. In the event that government authorities were to further modify current restrictions, our employees conducting research and development or manufacturing activities may not be able to access our laboratory or manufacturing facilities and our core activities may be significantly limited or curtailed, possibly for an extended period of time.

As a result of the COVID-19 pandemic, or any similar pandemics and outbreaks that may occur in the future, we have experienced and may in the future experience severe disruptions, including:

•
interruption of or delays in receiving products and supplies from the third parties we rely on to, among other things, manufacture our products, due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems, which may impair our ability to manufacture and sell our products;
•
limitations on our business operations by the local, state or federal government that could impact our ability to manufacture, sell or deliver our products;

•
on-site visit limitations and prohibitions imposed by customers that could impact our ability to engage in pre-sales activities, and to provide post-sale activities, such as training, service and support;
•
delays in customers’ purchasing decisions and negotiations with customers and potential customers;
•
business disruptions caused by workplace, laboratory and office closures and an increased reliance on employees working from home, travel limitations, cyber security and data accessibility limits, or communication or mass transit disruptions; and
•
limitations on employee resources that would otherwise be focused on the conduct of our activities, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people.

Any of these factors could severely impact our research and development activities, manufacturing business operations and sales or delay necessary interactions with local regulators, third-party vendors and other important contractors and customers. These and other factors arising from the COVID-19 pandemic could worsen in countries that are already experiencing significant levels of COVID-19 infections, could continue to spread to additional countries or could return to countries where the pandemic has been partially contained and could further adversely impact our ability to conduct our business generally and have a material adverse impact on our business, financial condition, results of operations, cash flows and prospects.

As global demand for transport medium exceeded supply, we developed and commercialized a suite of sample transport mediums to aid in COVID-19 sample collection and transport, our Sample Transport products, which accounted for $4.3 million of our revenue for the fiscal year ended December 31, 2020. To address the enforcement parameters relative to transport media during the COVID-19 pandemic, in July 2020 the FDA issued the Enforcement Policy for Viral Transport Media During the Coronavirus

Disease 2019 (COVID-19) Public Health Emergency. Under this enforcement policy, the FDA requires that manufacturers developing transport media devices in support of expanding opportunities for testing of the SARS-COV-2 virus, provide notification of validation to the FDA and include a statement that the transport medium has not been reviewed by the FDA in addition to other labeling information so that the product does not create an undue risk in light of the public health emergency. We cannot predict how long this guidance and the related policy will remain in effect.

Our custom automation enables us to manufacture our Sample Transport products in high-throughput under GMP quality standards, and to produce over 200,000 units of transport medium per week. The end-to-end manufacturing automation developed in 2020 provides us with a new capability for high volume “GMP-grade” production, which we expect will be useful in molecular diagnostics and bioprocessing in the future. We do not expect, however, that our transport medium will benefit from competitive advantages over others in the long term. Moreover, the longevity and extent of the COVID-19 pandemic is uncertain. If the pandemic were to end, whether due to a significant decrease in new infections, due to the availability and rapid distribution of vaccines, or for other reasons, the need for a COVID-19-related transport medium could decrease significantly and this could have an adverse effect on the portion of our results of operations and profitability attributable to this product. As a result, the increase in revenue in 2020 due to the sale of our Sample Transport products may not be indicative of our future revenue and during the three months ended June 30, 2021 our revenue from Sample Transport was zero, due to the decline in market demand for COVID-19 testing and an increase in market supply of sample transport products.

The extent to which the pandemic may negatively impact our operations and results of operations or those of our suppliers, partners or customers will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, the extent of travel restrictions, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19 and actions to contain the pandemic or treat its impact, such as social distancing, quarantines, lock-downs or business closures.

We cannot predict the scope and severity of any potential or ongoing business shutdowns or disruptions as a result of the COVID-19 pandemic. If we or any of the third parties with whom we engage were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

Changes in economic conditions could negatively impact our revenue and earnings.

Our chemical formulations are sold primarily to biopharmaceutical companies, life science research companies, contract research organizations (“CROs”), contract development and manufacturing organizations (“CDMOs”), in vitro diagnostics franchises, and academic and government research institutions developing novel vaccines and therapies and performing basic research. Research and development spending by our customers and the availability of government research funding can fluctuate due to changes in available resources, mergers of pharmaceutical and biotechnology companies, spending priorities, general economic conditions and institutional and governmental budgetary policies. Changes in government funding for certain research or reductions in overall healthcare spending could negatively impact us or our customers and, correspondingly, our sales to them. Currently, the U.S. and global economies are experiencing a period of economic downturn as a result of the COVID-19 pandemic. Other global economies have been slow to recover from past downturns. Any continued or further economic downturns or reductions or delays in governmental funding could cause customers to delay or forego purchases of our products. A substantial majority of our sales are made on a purchase order basis, which permits our customers to cancel, change or delay their product purchase commitments with little or no notice to us and often without penalty to them. Changes in the level of orders received and filled can cause fluctuations in our quarterly revenue and earnings.

We are dependent on our customers’ spending on and demand for our products. A reduction in spending or demand could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

The success of our business depends primarily on the number and size of purchase orders from our customers, primarily biopharmaceutical companies, life science research companies, contract research organizations (“CROs”), contract development and manufacturing organizations (“CDMOs”), in vitro diagnostics franchises, and academic and government research institutions, for our products. Over the past several years, we have benefited from an increased demand for our products as a result of the continued growth of the global biologics and diagnostics market segments, increasing research and development budgets of our customers and greater degree of outsourcing by our customers. A slowing or reversal of any of these trends could have a significant adverse effect on the demand for our products.

In addition to these industry trends, our customers’ willingness and ability to utilize our products are also subject to, among other things, their own financial performance, changes in their available resources, their decisions to acquire in-house manufacturing capacity, their spending priorities, their budgetary policies and practices and their need to develop new biological products, which, in turn, are dependent upon a number of factors, including their competitors’ discoveries, developments and commercial manufacturing initiatives and the anticipated market, clinical and reimbursement scenarios for specific products and therapeutic areas. In addition, consolidation in the industries in which our customers operate may have an impact on our customers’ spending as they integrate acquired operations, including research and development departments and associated budgets. If our customers reduce their spending on our products as a result of any of these or other factors, our business, financial condition, results of operations, cash flows and prospects would be materially and adversely affected.

We depend on a limited number of customers for a high percentage of our revenue. If we cannot maintain our current relationships with customers, fail to sustain recurring sources of revenue with our existing customers, or if we fail to enter into new relationships, our future operating results will be adversely affected.

For the 2020 Successor Period, and the combined 2019 Predecessor Period and 2019 Successor Period (each, as defined in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), revenue from our three largest customers accounted for approximately 33% and 42% of our total revenue, respectively. However, we note that two of these customers are distributors representing highly diversified customer bases. For the 2020 Successor Period, one of our largest customers is a distributor that accounted for 15% of our total revenue, and our next largest customer accounted for 10%, each of which buy from us on a purchase order basis. The revenue attributable to our top customers has fluctuated in the past and may fluctuate in the future, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects. In addition, the termination of these relationships could result in a temporary or permanent loss of revenue.

Our future success depends on our ability to maintain these relationships, to increase our penetration among these existing customers and to establish new relationships. We engage in conversations with other companies and institutions regarding potential commercial opportunities on an ongoing basis, which can be time consuming. There is no assurance that any of these conversations will result in a commercial agreement, or if an agreement is reached, that the resulting relationship will be successful. Speculation in the industry about our existing or potential commercial relationships can be a catalyst for adverse speculation about us, our products and our technology, which can adversely affect our reputation and our business. In addition, if our customers order our products but fail to pay on time or at all, our liquidity, financial condition, results of operations, cash flows and prospects could be materially and adversely affected.

We compete with life science, pharmaceutical and biotechnology companies, some of whom are our customers, who are substantially larger than we are and potentially capable of developing new approaches that could make our products and technology obsolete or develop their own internal capabilities that compete with our products.

The market for biologics components products and services in the biopharmaceutical development, life science research, and diagnostics space is intensely competitive, rapidly evolving, significantly affected by new product introductions and other market activities by industry participants and subject to rapid technological change. We also expect increased competition as additional companies enter our market and as more advanced technologies become available. We compete with other providers of outsourced biologics components products and services. We also compete with the in-house discovery, development and commercial manufacturing functions of pharmaceutical and biotechnology companies. Many of our competitors, which in some cases are also our customers, are large, well-capitalized companies with significantly greater resources and market share than we have. They may undertake their own development of products that are substantially similar to or compete with our products and they may succeed in developing products that are more effective or less costly than any that we may develop. These competitors may be able to spend more aggressively on product and service development, marketing, sales and other initiatives than we can. Many of these competitors also have:

•
broader name recognition;
•
longer operating histories and the benefits derived from greater economies of scale;
•
larger and more established distribution networks;
•
additional product and service lines and the ability to bundle products and services to offer higher discounts or other incentives to gain a competitive advantage;
•
more experience in conducting research and development, manufacturing and marketing;
•
more experience in entering into collaborations or other strategic partnership arrangements; and
•
more financial, manufacturing and human resources to support product development, sales and marketing and patent and other intellectual property litigation.

These factors, among others, may enable our competitors to market their products and services at lower prices or on terms more advantageous to customers than we can offer. Competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects. Additionally, our current and future competitors, including certain of our customers, may at any time develop additional products and services that compete with our products and new approaches by these competitors may make our products, technologies and methodologies obsolete or noncompetitive. We may not be able to compete effectively against these organizations.

In addition, to develop and market our new products, services, technologies and methodologies successfully, we must accurately assess and meet customers’ needs, make significant capital expenditures, optimize our development and manufacturing processes to predict and control costs, hire, train and retain the necessary personnel, increase customer awareness and acceptance of such services, provide high-quality services in a timely manner, price our products and services competitively and effectively integrate customer feedback into our business planning. If we fail to create demand for our new products, services or technologies, our future business could be harmed.

It may be difficult for us to implement our strategies for revenue growth in light of competitive challenges.

We face significant competition across many of our product lines. In addition, consolidation trends in the pharmaceutical, biotechnology and diagnostics industries have served to create fewer customer accounts and to concentrate purchasing decisions for some customers, resulting in increased pricing pressure on us. Moreover, customers may believe that larger companies are better able to compete as sole source vendors, and therefore prefer to purchase from such businesses. Failure to anticipate and respond to competitors’ actions may impact our future revenue and profitability.

Certain of our products are used by customers in the development and production of novel vaccines, drug therapies and molecular diagnostics, some of which represent relatively new and still-developing modes of treatment and testing. Unforeseen adverse events, negative clinical outcomes, or increased regulatory scrutiny of these treatments and their financial cost may damage public perception of the safety, utility, or efficacy of these vaccines and therapies or other modes of treatment and may harm our customers’ ability to conduct their business. Such events may negatively impact our revenue and have an adverse effect on our performance.

Gene therapy and mRNA vaccines remain relatively new and are under active development, with only a few gene therapies and mRNA vaccines authorized or approved to date by regulatory authorities. Public perception may be influenced by claims that gene therapy or mRNA vaccines are unsafe or ineffective, and gene therapy may not gain the acceptance of the public or the medical community. In addition, ethical, social, legal and financial concerns about gene therapy and mRNA vaccines could result in additional regulations or limitations or even prohibitions on certain gene therapies or vaccine-related products. More restrictive regulations or negative public perception could reduce certain of our customers’ use of our products, which could negatively affect our revenue and performance. In addition, certain of the COVID-19 vaccine development and diagnostic testing programs utilize our Sample Transport products, our bacterial cell culture media and our molecular biology reagents, which we manufacture subject to GMP requirements. While some are still in early stages of development, others have been through clinical trials and have received Emergency Use Authorization (“EUA”) from the FDA. There can be no assurance that products receiving Emergency Use Authorization will receive full FDA approval or that there will not be changes in formulation affecting the use of our products. There can be no assurance that any gene therapy, vaccine programs or diagnostic tests will proceed to clinical trials or result in a commercial product, or that any resulting gene therapies, vaccines or diagnostic tests will incorporate or utilize our products.

Our products are highly complex and are subject to manufacturing and quality control and assurance regulatory compliance requirements.

We apply QC procedures, including inspection of the product or materials, the verification of stability and/or performance and, for certain products, additional validation requirements, whether a product we offer is designed and manufactured by us, or purchased from outside suppliers. All of our QC processes are administered under a system designed to adhere to the Quality System Regulation (“QSR”) under 21 CFR Part 820, and ISO 13485:2016. Certain of our products, such as RUO products, and some other products offered for limited uses or that are the subject of certain exemptions, are manufactured following QSR that, while not required by existing regulatory requirements, are in place to assure product quality throughout the process, from receiving through final packaging. We believe these products are exempt from compliance with the U.S. Food, Drug, and Cosmetic Act (“FDCA”) and the current GMP regulations of the FDA, as they are further processed by our customers and we do not make claims related to their safety or effectiveness. In the event we or our suppliers manufacture products that fail to comply with required quality standards, we may incur delays in fulfilling orders, recalls, damages resulting from product liability claims and/or harm to our reputation.

If our customers do not qualify our manufacturing lines or if we are unable to maintain our ISO certification, our operating results could suffer.

Our manufacturing lines have passed our qualification standards, as well as our technical standards. However, our customers may also require that our manufacturing lines pass their specific qualification standards and that we be registered under international quality standards. In addition, our customers may require that we maintain our ISO 13485:2016 certification. Problems in the design or quality of our products may have a material and adverse effect on our business, financial condition, results of operations, cash flows and prospects, and could result in us losing our ISO certification. In the event we are unable to maintain process controls required to maintain ISO certification, or in the event we fail to pass the ISO certification audit for any reason, we could lose our ISO certification. We may also encounter quality issues in the future as a result of the expansion and reconfiguration of existing manufacturing facilities or ramping new products to full volume production. We may be unable to obtain customer qualification of our manufacturing lines or we may experience delays in obtaining customer qualification of our manufacturing lines. Such delays or failure to obtain or maintain qualifications may delay the manufacturing of our products or require us to divert resources away from other areas of our business, which could adversely affect our operations and financial results.

If we cannot provide quality technical and applications support, we could lose customers and our business and prospects would suffer.

The introduction of our products into our customers’ existing laboratory workflows and ongoing customer support for our products can be complex. Accordingly, we need highly trained technical support personnel. Hiring technical support personnel is very competitive in our industry due to the limited number of people available with the necessary scientific and technical backgrounds and ability to understand our products and their uses at a technical level. To effectively support potential new customers and the expanding needs of current customers, we will need to substantially expand our technical support staff. If we are unable to attract, train or retain the number of highly qualified technical services personnel that our business needs, our business and prospects will suffer.

We depend on a stable and adequate supply of quality raw materials from our suppliers, and price increases or interruptions of such supply could have an adverse impact on our business, financial condition, results of operations, cash flows and prospects.

Our operations depend upon our ability to obtain raw materials at reasonable prices. If we are unable to obtain the materials we need at a reasonable price, we may not be able to produce certain of our products at marketable prices or at all, which could have a material adverse effect on our results of operations. Certain of our raw materials are sourced from a limited number of suppliers. For the years ended December 31, 2020 and 2019, purchases from two suppliers accounted for 54% and 52% of all of our inventory purchases, respectively. However, we note that one of these suppliers is a distributor that sells products on behalf of a diversified supply chain. Delays or difficulties in securing these raw materials or other laboratory materials could result in an interruption in our production operations if we cannot obtain an acceptable substitute. Any such interruption could significantly affect our business, financial condition, results of operations, cash flows and prospects.

Although we believe that we have stable relationships with our existing suppliers, we cannot assure you that we will be able to secure a stable supply of raw materials going forward. Our suppliers may not be able to keep up with our pace of growth or may reduce or cease their supply of raw materials to us at any time. While we may identify other suppliers, raw materials furnished by such replacement suppliers may require us to alter our production operations or perform extensive validations, which may be time consuming and expensive. In addition, we cannot assure you that our suppliers have obtained and will be able to obtain or maintain all licenses, permits and approvals necessary for their operations or comply with all applicable laws and regulations, and the failure to do so by them may lead to interruption in their business operations, which in turn may result in shortages of raw materials supplied to us. Some of our suppliers are based overseas and therefore may need to maintain export or import licenses. If the supply of raw materials is interrupted, our business, financial condition, results of operations, cash flows and prospects may be adversely affected.

If we are unable to manufacture in specific quantities, our operating results will be harmed.

Our revenue and other operating results depend in large part on our ability to manufacture and ship our products in sufficient quantities and on specific timelines. Any interruptions we experience in the manufacturing or shipping of our products could delay our ability to recognize revenue in a particular quarter. Manufacturing problems can and do arise, and as demand for our products increases, any such problems could have an increasingly significant impact on our operating results. While we have not generally experienced problems with, or delays in, our production capabilities that resulted in delays in our ability to ship finished products, there can be no assurance that we will not encounter such problems in the future. We may not be able to quickly ship products and recognize anticipated revenue for a given period if we experience significant delays in the manufacturing process. In addition, we must maintain sufficient production capacity in order to meet anticipated customer demand, and we may be unable to offset the associated fixed costs if orders slow, which would adversely affect our operating margins. Furthermore, our customers rely on us for fast delivery of their custom-made formulations, and if our production timeline slows down, we may not be able to meet their expectations and our relationships could suffer. If we are unable to manufacture our products consistently, in sufficient quantities and on a timely basis, our business, financial condition, results of operations, cash flows and prospects will be materially and adversely affected.

Future strategic investments or transactions may require us to seek additional financing, which we may not be able to secure on favorable terms, if at all.

We plan to continue a strategy of growth and development for our business. To this end, we actively evaluate various strategic transactions on an ongoing basis, including licensing or acquiring complementary products, technologies or businesses that would complement our existing portfolio of products and services. We may need to seek additional financing to fund these strategic investments or transactions. Should we need to do so, we may not be able to secure such financing, or obtain such financing on favorable terms because of the volatile nature of the life sciences marketplace. In addition, future acquisitions may require the issuance or sale of additional equity, or equity-linked securities, which may result in additional dilution to our stockholders. The Credit Agreement contains a number of restrictive covenants that impose significant restrictions on our ability to make acquisitions or certain other investments and our ability to make such acquisitions or other investments may be further limited by the terms of any future debt or preferred securities we may issue or any future credit facilities we may enter into.

Natural disasters, geopolitical unrest, war, terrorism, public health issues or other catastrophic events could disrupt the supply, delivery or demand of our products, which could negatively affect our operations and performance.

We are subject to the risk of disruption by earthquakes, hurricanes, floods and other natural disasters; fire; power shortages; geopolitical unrest, war, terrorist attacks and other hostile acts; public health issues, epidemics or pandemics, such as the COVID-19 pandemic; and other events beyond our control and the control of the third parties on which we depend. Any of these catastrophic events, whether in the United States or abroad, may have a significant negative impact on the global economy, our employees, facilities, partners, suppliers, distributors or customers and could decrease demand for our products, create delays and inefficiencies in our supply chain and make it difficult or impossible for us to deliver products to our customers.

We rely upon our internal manufacturing, packaging and distribution operations to produce many of the products we sell and our warehouse facilities to store products pending sale. Our primary manufacturing and storage operations are located in California, near major earthquake faults, which makes us susceptible to earthquake and fire risks. A catastrophic event that results in damage to specific equipment that would be difficult to replace, in the destruction or disruption of our research and production facilities or in the disruption of our critical business or information technology systems would severely affect our ability to conduct normal business operations. Any disruptions in our operations could adversely affect our business, financial condition and results of operations and harm our reputation. We may not carry sufficient business insurance to compensate for losses that may occur. Any such losses or damages could have a material adverse effect on our business, financial condition and results of operations. In addition, the facilities of our suppliers and customers may be harmed or rendered inoperable by such catastrophic events, which may cause disruptions, difficulties or otherwise materially and adversely affect our business.

Because we rely heavily on third-party package-delivery services, a significant disruption in these services, damages or losses sustained during shipping or significant increases in prices could adversely affect our business, financial condition, results of operations, cash flows and prospects.

We ship a significant portion of our products to our customers through independent package delivery companies, such as FedEx, UPS and FedEx Freight. If one or more of these third-party package-delivery providers were to experience a major work stoppage, preventing our products from being delivered in a timely fashion or causing us to incur additional shipping costs we could not pass on to our customers, our costs could increase and our relationships with certain of our customers could be adversely affected. In addition, if one or more of these third-party package-delivery providers were to increase prices, and we were not able to find comparable alternatives or make adjustments in our delivery network, our profitability could be adversely affected. Furthermore, if one or more of these third-party package-delivery providers were to experience performance problems or other difficulties, it could negatively impact our operating results and our customers’ experience. In the past, some of our products have sustained serious damage in transit such that they were no longer usable. Although we have taken steps to improve our packaging and shipping containers, there is no guarantee our products will not become damaged or lost in transit in the future. If our products are damaged or lost in transit, it may result in a substantial delay in the fulfillment of our customer’s order and, depending on the type and extent of the damage, it may result in a substantial financial loss. If our products are not delivered in a timely fashion or are damaged or lost during the delivery process, our customers could become dissatisfied and cease using our products, which would adversely affect our business, financial condition, results of operations, cash flows and prospects.

If we are unable to continue to hire and retain skilled personnel, we will have trouble developing and marketing our products.

We are highly dependent, and our success depends largely, upon the continued service of our management and scientific staff and our ability to attract, retain and motivate highly skilled technical, scientific, engineering, management and marketing personnel, who deliver high-quality and timely services to our customers and keep pace with cutting-edge technologies and developments in biology and manufacturing. We also face significant competition in the hiring and retention of such personnel from other companies, other providers of outsourced biologics services, research and academic institutions, government and other organizations who have superior funding and resources. Each of our executive officers may terminate their employment with us at any time. The loss of key personnel or our inability to hire and retain skilled personnel could materially adversely affect the development of our products and our business, financial condition, results of operations, cash flows and prospects. We do not maintain “key person” insurance for any of our executives or employees.

In addition, we rely on consultants, to assist us in developing and implementing engineering and operational advancements. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

Our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovation, creativity and teamwork fostered by our culture and our business may be harmed.

We believe that our culture has been and will continue to be a critical contributor to our success. We expect to continue to hire aggressively as we expand. If we do not continue to develop our corporate culture or maintain and preserve our core values as we grow and evolve, we may be unable to foster the innovation, curiosity, creativity, focus on execution, teamwork and the facilitation of critical knowledge transfer and knowledge sharing we believe we need to support our growth. Our anticipated headcount growth and our transition from a private company to a public company may result in a change to our corporate culture, which could harm our business.

Until very recently, we have not invested in marketing and selling our products. If we are unable to build a successful commercial (product development, marketing, and sales) function, our business and operating results will be adversely affected.

Our future financial performance and our ability to commercialize our products and to compete effectively will depend, in part, on our ability to manage our future growth without compromising quality. We currently have limited commercialization expertise, and have only recently begun to invest in our sales, marketing and distribution capabilities. These activities will require significant capital expenditures, management resources and time. We will have to compete with other companies to recruit, hire, train and retain qualified marketing and sales personnel. Competition for employees capable of selling our products within the pharmaceutical and biotechnology industries is intense. We may not be able to attract and retain personnel or be able to build an efficient and effective sales organization, which could negatively impact sales and market acceptance of our products and limit our revenue growth and potential profitability.

We may enter into additional distribution arrangements and marketing alliances for certain products and services and any failure to successfully identify and implement these arrangements on favorable terms, if at all, may impair our ability to effectively distribute and market our products.

We may pursue additional arrangements regarding the sales, marketing and distribution of one or more of our products and our future revenue may depend, in part, on our ability to enter into and maintain arrangements with other companies having sales, marketing and distribution capabilities and the ability of such companies to successfully market and sell any such products. Any failure to enter into such arrangements and marketing alliances on favorable terms, if at all, could delay or impair our ability to distribute or market our products and could increase our costs of distribution and marketing. Any use of distribution arrangements and marketing alliances to commercialize our products will subject us to a number of risks, including the following:

•
we may be required to relinquish important rights to our products;
•
we may not be able to control the amount and timing of resources that our distributors or collaborators may devote to the distribution or marketing of our products;
•
our distributors or collaborators may experience financial difficulties; and
•
business combinations or significant changes in a collaborator’s business strategy may adversely affect a collaborator’s willingness or ability to complete its obligations under any arrangement.

Our success depends on the market acceptance of our bacterial cell culture media, specialized chromatography solutions and molecular biology reagents, which we manufacture subject to GMP regulatory requirements. Our bacterial cell culture media, specialized chromatography solutions and molecular biology reagents may not achieve or maintain significant commercial market acceptance.

Our commercial success is dependent upon our ability to continue to successfully market and sell our bacterial cell culture media, specialized chromatography solutions and molecular biology reagents, which are manufactured subject to GMP regulatory requirements. Our ability to achieve and maintain commercial market acceptance of our products will depend on a number of factors, including:

•
our ability to increase awareness of the capabilities of our technology and solutions;
•
our ability to continue to quickly produce and deliver custom-made formulations to our customers that scale to clinical use;
•
our ability to maintain compliance with GMP regulatory requirements for certain of our products;

•
our ability to assess and determine, consistent with the interpretation of the FDA and similar regulatory bodies, the regulatory categories and status of our product offerings which may develop and change over time and to obtain any regulatory clearances or approvals, if and/or when required by the FDA or similar regulatory authorities;
•
our customers’ willingness to adopt new products, services and technologies;
•
whether our products reliably provide advantages over legacy and other alternative technologies and are perceived by customers to be cost effective;

•
our ability to execute on our strategy to scale-up our technology and manufacturing capabilities to meet increasing demand;
•
the rate of adoption of our products by biopharmaceutical companies, academic institutions and others;
•
the relative reliability and robustness of our products as a whole;
•
our ability to develop new tools and solutions for customers;
•
whether competitors develop and commercialize products and services that provide comparable features and benefits at scale;
•
whether competitors effectively link their instruments and/or capital equipment to their reagents;
•
the impact of our investments in product innovation and commercial growth; and
•
negative publicity regarding our or our competitors’ products resulting from defects or errors.

We cannot assure you that we will be successful in addressing these criteria or other criteria that might affect the market acceptance of our products. If we are unsuccessful in achieving and maintaining market acceptance of our products, our business, financial condition, results of operations, cash flows and prospects could be adversely affected.

Our long-term results depend upon our ability to improve existing products and introduce and market new products and services successfully.

Our business is dependent on the continued improvement of our existing products and our development of new products and services utilizing our current or other potential future technology. As we introduce new products and services or refine, improve or upgrade versions of existing products, we cannot predict the level of market acceptance or the amount of market share these products or services will achieve, if any. We cannot assure you that we will not experience material delays in the introduction of new products and services in the future. Consistent with our strategy of offering new products and product refinements, we expect to continue to use a substantial amount of capital for product development and refinement. We may need additional capital for product development and refinement than is available on terms favorable to us, if at all, which could adversely affect our business, financial condition, results of operations, cash flows and prospects.

We generally sell our products in industries that are characterized by rapid technological changes, frequent new product introductions and changing industry standards. If we do not develop new products and product enhancements based on technological innovation on a timely basis, our products may become obsolete over time and our revenues, cash flow, profitability and competitive position will suffer. Our success will depend on several factors, including our ability to:

•
correctly identify customer needs and preferences and predict future needs and preferences;
•
allocate our research and development funding to products with higher growth prospects;
•
anticipate and respond to our competitors’ development of new products and technological innovations;
•
innovate and develop new technologies and applications, and acquire or obtain rights to third-party technologies that may have valuable applications in the markets we serve;
•
successfully commercialize new technologies in a timely manner, price them competitively and manufacture and deliver sufficient volumes of new products of appropriate quality on time; and
•
convince our customers to adopt new technologies.

In addition, if we fail to accurately predict future customer needs and preferences or fail to produce viable technologies, we may invest heavily in research and development of products that do not lead to significant revenue. Even if we successfully innovate and develop new products and product enhancements, we may incur substantial costs in doing so, and our profitability may suffer.

The market may not be receptive to our new products and services upon their introduction.

We expect a portion of our future revenue growth to come from introducing new products to support the growing cell and gene therapy market and the increasing use of mRNA vaccines and therapies. The commercial success of all of our products will depend upon their acceptance by the life science and biopharmaceutical industries. Some of the products and services that we are developing are based upon new technologies or approaches. As a result, there can be no assurance that these new products and services, even if successfully developed and introduced, will be accepted by customers. If customers do not adopt our new products, services and technologies, our results of operations may suffer and, as a result, the market price of our common stock may decline.

Due to the significant resources required to enable access in new markets, we must make strategic and operational decisions to prioritize certain markets, technology offerings or partnerships, and there can be no assurance that we will expend our resources in a way that results in meaningful revenue or capitalizes on potential new markets.

We believe our products have potential applications across a wide range of markets and we have targeted certain markets in which we believe we have a higher probability of success or revenue opportunity or for which the path to commercialize products and realizing or achieving revenue is shorter. However, due to the significant resources required for the development of applications for new markets, we must make decisions regarding which markets to pursue and the amount of resources to allocate to each. Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular markets or applications may not lead to the development of any viable products and may divert resources away from better opportunities. Similarly, our potential decisions to delay or terminate efforts to address, or to collaborate with third parties in respect of, certain markets may subsequently also prove to have been suboptimal and could cause us to miss valuable opportunities. In particular, if we are unable to develop additional relevant products and applications for markets such as the cell and gene therapy market, it could slow or stop our business growth and negatively impact our business, financial condition, results of operations, and prospects.

Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

Addressable market estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. These estimates and forecasts are based on a number of complex assumptions and third-party estimates and other business data, including assumptions and estimates relating to our ability to generate revenue from existing products and the development of new products and services. Our estimates and forecasts relating to the size and expected growth of our markets may prove to be inaccurate. Even if the markets in which we compete meet the size estimates and forecasted growth, our business could fail to grow at the rate we anticipate, if at all.

Product liability lawsuits against us could cause us to incur substantial liabilities, limit sales of our existing products and limit commercialization of any products that we may develop.

Our business exposes us to the risk of product liability claims that are inherent in the development, production, distribution, and sale of biotechnology products. We face an inherent risk of product liability exposure related to the use of our products and product liability lawsuits may allege that our products failed to perform as designed. We may also be subject to liability for errors in, a misunderstanding of or inappropriate reliance upon, the information we provide in the ordinary course of our business activities. If any of our products harm people due to our negligence, willful misconduct, unlawful activities or material breach, or if we cannot successfully defend ourselves against claims that our products caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in the following, any of which could impact our business, financial condition, results of operations, cash flows and prospects:

•
decreased demand for our products and any products or services that we may develop in the future;
•
injury to our reputation;
•
costs to defend the related litigation;
•
loss of revenue; and
•
the inability to commercialize products that we may develop.

We maintain product liability insurance, but this insurance is subject to deductibles, limits and exclusions and may not fully protect us from the financial impact of defending against product liability claims or the potential loss of revenue that may result. Any product liability claim brought against us, with or without merit, could increase our insurance rates or prevent us from securing insurance coverage in the future.

We are subject to stringent and evolving data privacy and information security laws, regulations and standards, as well as policies and contractual obligations related to data privacy and security, and changes in these could adversely affect our business.

We are subject to data privacy and information security laws and regulations that apply to the collection, transmission, storage and use of proprietary information and personal information. Failure to comply with any of these laws and regulations could result in enforcement actions against us, including fines, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects. Additionally, if we are unable to properly protect the privacy and security of information, we could be found to have breached our contracts.

In the U.S., numerous federal and state laws, including state data breach notification laws, and federal and state health information privacy and consumer protection laws, govern the collection, use, disclosure and security of personal information. These laws continue to change and evolve and are increasing in breadth and impact. Many states in which we operate have laws that protect the privacy and security of personal information. For example, the California Consumer Privacy Act of 2018 (“CCPA”), which increases privacy rights for California residents and imposes obligations on companies that process their personal information, came into effect on January 1, 2020. Among other things, the CCPA requires covered companies to provide new disclosures to California residents and provide such residents with new data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. Further, in November 2020, California voters approved the California Privacy Rights Act (“CPRA”) through a ballot measure. The CPRA will amend the CCPA, giving California residents additional control over their personal information and imposing further obligations on businesses processing the personal information of California residents. The CPRA includes the creation of a privacy-specific enforcement agency, the first of its kind in any U.S. state, which will be responsible for enforcing the new law. The CPRA takes effect on January 1, 2023. These laws subject us to increased regulatory scrutiny, litigation, and overall risk. State laws are changing rapidly and there is discussion in Congress of a new federal data protection and privacy law to which we would become subject, if it is enacted. Without an overarching federal law driving privacy compliance in the U.S., however, the risk is high of a patchwork of privacy legislation formed by individual state laws, similar to the patchwork created by differing state data breach notification obligations. Requirements to comply with varying state laws not only increase costs for compliance, but also create the potential for enforcement by individual state attorneys general.

Various foreign countries also have, or are developing, laws that govern the collection, use, disclosure, security and cross-border transmission of personal information. The legislative and regulatory landscape for data privacy and information security continues to evolve, and there has been an increasing focus on data privacy and information security issues that have the potential to affect our business. To the extent applicable, we are, or could be subject to these laws, rules, and regulations, and, we cannot guarantee that we are, or will be, in compliance with all applicable laws, rules, and regulations as they are enforced now or as they evolve.

We use third-party credit card processors to process payments from our customers. Through our agreements with our third-party credit card processors, we are subject to payment card association operating rules, including the Payment Card Industry Data Security Standard (“PCI-DSS”), which governs a variety of areas, including how consumers and customers may use their cards, the security features of cards, security standards for processing, data security and allocation of liability for certain acts or omissions, including liability in the event of a data breach. Any change in these rules or standards and related requirements could make it difficult or impossible for us to comply. Additionally, any data breach or failure to hold certain information in accordance with PCI-DSS may have an adverse effect on our business and results of operations.

It is possible that the laws governing data privacy and information security may be interpreted and applied in a manner that is inconsistent with our practices and our efforts to comply with the evolving data protection rules may be unsuccessful. We must devote significant resources to understanding and complying with this changing landscape. Failure to comply with U.S. federal and state and non-U.S. laws regarding data privacy and information security could expose us to penalties under such laws, orders requiring that we change our practices, claims for damages or other liabilities, regulatory investigations and enforcement action, litigation and significant costs for remediation, any of which could adversely affect our business. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

Our internal computer systems, or those of our vendors, customers, or contractors, have been and may in the future be subject to cyberattacks or security breaches, which could result in a material disruption of our product development programs or otherwise adversely affect our business, financial condition, results of operations, cash flows and prospects.

Despite the implementation of security measures, our internal computer systems and those of our vendors, customers and contractors, are vulnerable to damage from computer viruses and unauthorized access. We and our vendors, including security and infrastructure vendors, manage and maintain our data using a combination of on-site systems and cloud-based data centers. We face a number of risks related to protecting information, including inappropriate use or disclosure, unauthorized access or acquisition, or inappropriate modification of, information. Cyberattacks are increasing in their frequency, sophistication and intensity and have become increasingly difficult to detect. Cyberattacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Cyberattacks also could include phishing attempts or e-mail fraud to cause unauthorized payments or information to be transmitted to an unintended recipient, or to permit unauthorized access to systems. A material cyberattack or security incident could cause interruptions in our operations and could result in a material disruption of our business operations, damage to our reputation, financial condition, results of operations, cash flows and prospects.

In the ordinary course of our business, we collect and store data that we are required to protect, including, among other things, personal information about our employees, credit card data, intellectual property, and proprietary business information. Any cyberattack or security incident that leads to unauthorized access, acquisition, use or disclosure of personal or proprietary information could harm our reputation, cause us not to comply with U.S. federal and/or state, or non-U.S., data breach notification laws, or our contractual obligations, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information. In addition, we could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in our information systems and networks and those of our vendors, including personal information of our employees, and company, customer and vendor confidential data. In addition, outside parties have previously attempted and may in the future attempt to penetrate our systems or those of our vendors or fraudulently induce our personnel or the personnel of our vendors to disclose information in order to gain access to our data and/or systems or make unauthorized payments to third parties. The number and complexity of these threats continue to increase over time. If a material breach of our information technology systems or those of our vendors occurs, the market perception of the effectiveness of our security measures could be harmed and our reputation and credibility could be damaged.

Our insurance coverage may not be adequate to cover losses associated with security incidents, and in any case, such insurance may not cover all of the types of costs, expenses and losses we could incur to address a security incident. As a result, we may be required to expend significant additional resources to protect against the threat of these issues or to alleviate problems caused by the same. In addition, we could be subject to regulatory actions and/or claims made by individuals and groups in private litigation related to data collection and use practices and other data privacy laws and regulations, including claims for misuse or inappropriate disclosure of data, as well as unfair or deceptive practices. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely and there can be no assurance that any measures we take will prevent cyberattacks or security incidents that could adversely affect our business, financial condition, results of operations, cash flows and prospects.

Changes in political, economic or governmental regulations may reduce demand for our products or increase our expenses.

We compete in many markets in which we and our customers must comply with federal, state, local and international regulations, such as environmental, health and safety and food and drug regulations. We develop, configure and market our products to meet customer needs created by those regulations. The U.S. and international healthcare industry is subject to changing political, economic and regulatory influences that could significantly affect the drug development process, research and development costs and the pricing and reimbursement for pharmaceutical products. Any significant change in regulations could have an adverse effect on both our customers’ business and our business, which could result in reduced demand for our products and services or increases in our expenses. For example, we provide products used for basic research and input components used by biopharmaceutical customers for further processing.

Changes in the FDA’s regulation of the drug discovery and development process may have a negative impact on the ability of our customers to conduct and fund clinical trials, which could have a material adverse effect on the demand for the products we provide these customers. Additionally, the U.S. government and governments worldwide have increased efforts to expand healthcare coverage while at the same time curtailing and better controlling the increasing costs of healthcare. If cost-containment efforts limit our customers’ profitability, they may decrease research and development spending, which could decrease the demand for our products and materially adversely affect our growth prospects. Any of these factors could harm our customers’ businesses, which, in turn, could materially adversely affect our business, financial condition, results of operations, cash flows and prospects.

We are subject to financial, operating, legal and compliance risk associated with global operations.

We engage in limited business globally, with approximately 4% of our revenue for the years ended December 31, 2020 and 2019 coming from outside the U.S. However, one of our strategies is to expand geographically, both through distribution and through direct sales. We may also seek to expand geographically by acquiring complementary businesses outside of the U.S. This will subject us to a number of risks, including international economic, political, and labor conditions; currency fluctuations; tax laws (including

U.S. taxes on income earned by foreign subsidiaries); increased financial accounting and reporting burdens and complexities; compliance with legislative and regulatory requirements that govern the collection, use, disclosure, security and cross-border transmission of personal information; unexpected changes in, or impositions of, legislative or regulatory requirements; failure of laws to protect intellectual property rights adequately; inadequate local infrastructure and difficulties in managing and staffing international operations; delays resulting from difficulty in obtaining export licenses for certain technology; tariffs, quotas and other trade barriers and restrictions; transportation delays; operating in locations with a higher incidence of corruption and fraudulent business practices; and other factors beyond our control, including terrorism, war, natural disasters, climate change and diseases.

Laws and regulations applicable to international transactions are often unclear and may at times conflict. Compliance with these laws and regulations may involve significant costs or require changes in our business practices that result in reduced revenue and profitability. Non-compliance could also result in fines, damages, criminal sanctions, prohibited business conduct, and damage to our reputation. We expect to incur additional legal compliance costs associated with our global operations and could become subject to legal penalties in foreign countries if we do not comply with local laws and regulations, which may be substantially different from those in the U.S.

We may expand our operations in countries with developing economies, where it may be common to engage in business practices that are prohibited by anti-corruption and anti-bribery laws and regulations that either do, or likely will, apply to us, such as the U.S. Foreign Corrupt Practices Act, the U.S. Travel Act, and the UK Bribery Act 2010, which prohibit improper payments or offers of payment by us for the purpose of obtaining or retaining business. Although we intend to implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors, distributors and agents, including those based in foreign countries where practices that violate such U.S. laws may be customary, will comply with our internal policies. Any such non-compliance, even if prohibited by our internal policies, could have an adverse effect on our business and result in significant fines or penalties.

Future acquisitions may expose us to risks that could adversely affect our business, and we may not achieve the anticipated benefits of acquisitions of businesses or technologies.

We may, in the future, make selected opportunistic acquisitions of complementary businesses, products, services or technologies. Any acquisition involves numerous risks, uncertainties and operational, financial, and managerial challenges, including the following, any of which could adversely affect our business, financial condition, results of operations, cash flows and prospects:

•
difficulties in integrating new operations, systems, technologies, products, services and personnel of acquired businesses effectively;
•
problems maintaining uniform procedures, controls and policies with respect to our financial accounting systems;
•
lack of synergies or the inability to realize expected synergies and cost-savings, including enhanced revenue, technology, human resources, cost savings, operating efficiencies and other synergies;
•
difficulties in managing geographically dispersed operations, including risks associated with entering foreign markets in which we have no or limited prior experience;
•
underperformance of any acquired technology, product, or business relative to our expectations and the price we paid;
•
negative near-term impacts on financial results after an acquisition, including acquisition-related earnings charges;
•
the potential loss of key employees, customers, and strategic partners of acquired companies;
•
declining employee morale and retention issues affecting employees of businesses that we acquire, which may result from changes in compensation, or changes in management, reporting relationships, future prospects or the direction of the acquired business;
•
claims by terminated employees and stockholders of acquired companies or other third parties related to the transaction;
•
the assumption or incurrence of additional debt obligations or expenses, or use of substantial portions of our cash;
•
the issuance of equity or equity-linked securities to finance, or as consideration for, any acquisitions may dilute the ownership of our stockholders;
•
the issuance of equity or equity-linked securities to finance, or as consideration for, any acquisitions may not be an option if the price of our common stock is low or volatile, which could preclude us from completing any such acquisitions;
•
acquisitions financed with borrowings could increase our leverage and interest expense, which could make us more vulnerable to business downturns;

•
any collaboration, strategic alliance and licensing arrangement may require us to relinquish valuable rights to our technologies or products, or grant licenses on terms that are not favorable to us;
•
disruption of our ongoing operations and diversion of management’s attention and company resources from existing operations of the business;
•
inconsistencies in standards, controls, procedures, and policies;
•
the impairment of intangible assets as a result of technological advancements, or worse-than-expected performance of acquired companies;
•
assumption of, or exposure to, historical liabilities of the acquired business, including unknown contingent or similar liabilities that are difficult to identify or accurately quantify, litigation-related liabilities and regulatory compliance or accounting issues, and potential litigation or regulatory action arising from a proposed or completed acquisition;
•
the need to later divest acquired assets at a loss if an acquisition does not meet our expectations; and
•
risks associated with acquiring intellectual property, including potential disputes regarding acquired companies’ intellectual property.

In addition, the successful integration of acquired businesses requires significant effort and expense across all operational areas, including sales and marketing, research and development, manufacturing, finance, legal, and information technologies. There can be no assurance that we will be able to identify or complete promising acquisitions for many reasons, including competition among buyers, the high valuations of businesses in our industry, the need for regulatory and other approvals and the availability of capital. Even if we are able to complete acquisitions in the future, there can be no assurance that such acquisitions will be successful or profitable. Our failure to successfully address the foregoing risks may prevent us from achieving the anticipated benefits from any future acquisitions in a reasonable time frame, or at all.

We and our customers’ respective business operations are and will continue to be subject to extensive government laws and regulations, and assessing the applicability and relevant requirements of, and maintaining compliance with, these laws and regulations can be expensive and time consuming.

We are subject to various local, state, federal, foreign and transnational laws and regulations, and, in the future, any changes to such laws and regulations could adversely affect us. We offer certain products that may be deemed medical devices and become subject to related regulation. Additionally, we provide products used by third parties for the development and commercialization of drug therapies, novel vaccines, and molecular diagnostics by biopharmaceutical companies, life science research companies, CROs, CDMOs, in vitro diagnostics franchises, laboratories, and academic and government research institutions that are also subject to an extensive range of regulatory requirements.

The quality of our products is critical to our customers, including researchers looking to develop novel vaccines and drug therapies and for biopharmaceutical customers who use our products as components in their preclinical studies and clinical trials. Biopharmaceutical customers are subject to extensive regulations by the FDA and similar regulatory authorities in other countries for conducting clinical trials and commercializing products for therapeutic or diagnostic use. This regulatory scrutiny results in our customers imposing rigorous quality requirements on us as their supplier through supplier qualification processes and customer contracts, including quality agreements. Regulatory authorities and our customers may conduct scheduled or unscheduled periodic inspections of our facilities to monitor our regulatory compliance or compliance with our quality agreements with our customers. There are significant risks at each stage of the regulatory scheme for our customers.

Regulatory agencies may in the future take action against us or our customers for failure to comply with applicable regulations governing clinical trials and the development and testing of diagnostic and therapeutic products, as well as requirements to fall within certain regulatory categories to qualify for exemption from marketing authorization, or where applicable to obtain clearance, authorization, or approval prior to marketing of regulated products. Failure by us or by our customers to comply with the requirements of these regulatory authorities, including without limitation, remediating any inspectional observations to the satisfaction of these regulatory authorities, could result in warning letters, product recalls or seizures, monetary sanctions, injunctions to halt manufacture and distribution, restrictions on our operations, civil or criminal sanctions, or withdrawal of existing or denial of pending approvals, including those relating to products or facilities. In addition, such a failure could expose us to contractual or product liability claims, contractual claims from our customers, including claims for reimbursement for lost or damaged active pharmaceutical ingredients, as well as ongoing remediation and increased compliance costs, any or all of which could be significant.

We are also subject to a variety of federal, state, local and international laws and regulations that govern, among other things, the importation and exportation of products, the handling, transportation and manufacture of substances that could be classified as hazardous, and our business practices in the U.S. and abroad such as anti-corruption and anti-competition laws. Any noncompliance by us with applicable laws and regulations or the failure to maintain, renew or obtain necessary permits and licenses could result in criminal, civil and administrative penalties and could have an adverse effect on our results of operations.

Establishing policies, procedures, and monitoring and oversight with consideration of both legal requirements and industry best practices in these areas are costly and time consuming. Defending against any actions for non-compliance of such laws can also be costly, time consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.

Our products could become subject to more onerous regulation by the FDA or other regulatory agencies in the future, which could increase our costs and delay or prevent commercialization of our products, thereby materially and adversely affecting our business, financial condition, results of operations, cash flows and prospects.

We make certain of our products available to customers as research-use-only (“RUO”) products. RUO products belong to a separate regulatory classification under a long-standing FDA regulation. From an FDA perspective, products that are intended for research use only and are labeled as RUO are not regulated by the FDA as in vitro diagnostic devices for clinical use, and are therefore not subject to those specific regulatory requirements. RUO products may be used or distributed for research use without first obtaining FDA clearance, authorization or approval. The products must bear the statement: “For Research Use Only. Not for Use in Diagnostic Procedures.” RUO products cannot make any claims related to safety, effectiveness or diagnostic utility, and they cannot be intended for human clinical diagnostic use. Accordingly, a product labeled RUO but intended or promoted for clinical diagnostic use may be viewed by the FDA as adulterated and misbranded under the FDCA and subject to FDA enforcement action. The FDA will consider the totality of the circumstances surrounding distribution and use of an RUO product, including how the product is marketed and to whom, when determining its intended use. The FDA could disagree with our assessment that our products are properly marketed as RUO, or could conclude that products labeled as RUO are actually intended for clinical diagnostic use, and could take enforcement action against us, including requiring us to stop distribution of our products until we are in compliance with applicable regulations, which would adversely affect our business, financial condition, results of operations, cash flows and prospects. In the event that the FDA requires us to obtain marketing authorization of our RUO products in the future, there can be no assurance that the FDA will grant any clearance or approval requested by us in a timely manner, or at all. Our raw material products are manufactured following the voluntary quality standards of ISO 13485:2016. Additionally, products we offer as “GMP-grade” raw material products that we voluntarily manufacture consistent with GMP requirements also follow ISO 13485:2016 standards. We believe these raw material products, including our raw material products offered as “GMP-grade,” are exempt from compliance with FDA regulatory requirements, given that we do not believe they are finished devices as our raw material products are further processed by our customers. Our products are provided to customers under contracts and purchase orders that outline quality standards and product specifications. As products advance through the clinical phases, requirements become more stringent and we work with customers to define and agree on requirements and risks associated with their product.

The FDA could disagree with our assessment that our products are exempt from current GMP regulations. In addition, the FDA could conclude that the raw material and biologics components products we provide to our customers are actually subject to the pharmaceutical or drug quality-related regulations for manufacturing, processing, packing or holding of drugs or finished pharmaceuticals, and could take enforcement action against us, including requiring us to stop distribution of our products until we are in compliance with applicable regulations, which would adversely affect our business, financial condition, results of operations, cash flows and prospects. In the future, we may receive a customer request that an RUO product be available for manufacturing and not research use only, or receive notification from the FDA requiring us to comply with certain FDA regulations for our raw material and biologics components products. As a result, there can be no assurance that the FDA will find our operations are in compliance in a timely manner, or at all, and our results of operations may suffer.

We rely on assumptions, estimates and data to calculate certain of our key metrics, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.

In addition to our financial results, our management regularly reviews a number of operating and financial metrics, including a breakdown of product revenue into Lab Essentials revenue, Clinical Solutions revenue and Sample Transport revenue, revenue by customer market (pharmaceutical/biotechnology, and academia, government, distributors and healthcare providers), average revenue per customer, number of customers, average sale price by product, orders per day, quotes per day, delivery times, order type, new customer metrics, and status of pipeline opportunities that represent potential customers, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. As both the industry in which we operate and our businesses continue to evolve, so too might the metrics by which we evaluate our businesses and the Company. In addition, while the calculation of the metrics we use is based on what we believe to be reasonable estimates, our internal tools are not independently verified by a third party and have a number of limitations and, furthermore, our methodologies for tracking these metrics may change over time, for example, the industry breakdown of our customer revenue by government, pharma/bio and academia sales. Accordingly, investors should not place undue reliance on these metrics.

We may be required to record a significant charge to earnings if our goodwill and other intangible assets, or other investments become impaired.

We are required under GAAP to test goodwill and indefinite lived intangibles for impairment at least annually and to review our goodwill, intangible assets and other assets acquired through merger and acquisition activity for impairment when events or changes in circumstance indicate the carrying value may not be recoverable. Factors that could lead to impairment of goodwill, intangible assets and other assets acquired via acquisitions include significant adverse changes in the business climate and actual or projected operating results (affecting our company as a whole or affecting any particular segment) and declines in the financial condition of our business. As of December 31, 2020 and 2019, goodwill and intangible assets represented approximately 58% and 64%, respectively, of our total assets. If we determine that there has been impairment, our financial results for the relevant period would be reduced by the amount of the impairment, net of tax effects, if any. We may be required in the future to record charges to earnings if our goodwill, intangible assets or other investments become impaired. Any such charge would adversely impact our financial results.

Changes in accounting principles and guidance could result in unfavorable accounting charges or effects.

We prepare our financial statements in accordance with GAAP. These principles are subject to interpretation by the SEC and various bodies formed to create and interpret appropriate accounting principles and guidance. The adoption of new or revised accounting principles may require us to make changes to our systems, processes and internal controls, which could have a significant effect on our reported financial results and internal controls, cause unexpected financial reporting fluctuations, retroactively affect previously reported results or require us to make costly changes to our operational processes and accounting systems upon our following the adoption of these standards.

For example, during February 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2016-02 (Topic 842), Leases. The updated standard requires the recognition of a liability for lease obligations and a corresponding right-of-use asset on the balance sheet, and disclosures of certain information regarding leasing arrangements. We are currently assessing the timing and impact of adopting the updated provisions.

Our revenue recognition and other factors may impact our financial results in any given period and make them difficult to predict.

Under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, (“ASC 606”), we recognize revenue when our performance obligations have been satisfied in an amount that reflects the consideration that we expect to receive in exchange for those performance obligations. Our revenue includes revenue from the sale of manufactured products, including products from our catalog or available for purchase on our website and custom manufactured products (such as custom bacterial cell culture media and specialized chromatography solutions). All of our contracts contain a single performance obligation, namely the delivery of consumable products. Our application of ASC 606 with respect to the nature of future contractual arrangements could impact the forecasting of our revenue for future periods, as both the mix of products we will sell in a given period, as well as the size of contracts, is difficult to predict. We adopted the requirements of ASC 606, effective January 1, 2019, using the modified retrospective method. Under the modified retrospective method, this guidance is applied to those contracts that were not completed as of January 1, 2019, with no restatement of contracts that were commenced and completed within fiscal years prior to January 1, 2019.

Furthermore, the presentation of our financial results requires us to make estimates and assumptions that may affect revenue recognition. In some instances, we could reasonably use different estimates and assumptions, and changes in estimates may occur from period to period. See Note 13 to our unaudited financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for a discussion of Revenue Recognition.

Given the foregoing factors, comparing our revenue and operating results on a period-to-period basis may not be meaningful, and our past results may not be indicative of our future performance.

Our ability to use net operating loss carryforwards to reduce future tax payments may be limited.

As of December 31, 2020, we had $2.0 million of U.S. federal and $4.1 million of state net operating loss (“NOL”) carryforwards available to reduce taxable income in future years. Our ability to utilize those NOLs may be limited based on our operating performance and tax laws in effect. Under the Tax Cuts and Jobs Act (the “Tax Act”), as modified by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), federal NOLs incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs in taxable years beginning after December 31, 2020 is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act.

Separately, under Sections 382 and 383 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income or taxes may be limited. We may experience ownership changes as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. As a result, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Our business is subject to a number of environmental risks.

Our manufacturing business involves the controlled use of hazardous materials and chemicals and is therefore subject to numerous environmental and safety laws and regulations and to periodic inspections for possible violations of these laws and regulations. The costs of compliance with environmental and safety laws and regulations are significant. Any violations, even if inadvertent or accidental, of current or future environmental and safety laws or regulations and the cost of compliance with any resulting order or fine could adversely affect our operations.

Our management has limited experience in operating a public company.

Our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage its transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities, which will result in less time being devoted to the management and growth of our business. We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the U.S. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the U.S. may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.

Risks Related to Our Intellectual Property

If we are unable to obtain, maintain and enforce intellectual property protection for our current or future products, or if the scope of our intellectual property protection is not sufficiently broad, our ability to commercialize our products successfully and to compete effectively may be materially adversely affected.

Our success depends on our ability to obtain and maintain intellectual property protection in the United States and other countries with respect to our current and future proprietary products. We rely primarily upon a combination of trade secret protection and confidentiality agreements to protect our technology, manufacturing processes, and products. Our commercial success depends in part on obtaining and maintaining trade secret protection of our current and future products, if any, and the methods used to manufacture them, as well as successfully defending such trade secrets against third-party challenges. Our ability to stop third parties from making, using, selling, offering to sell or importing our products is dependent upon the extent to which we have valid and enforceable intellectual property rights that cover these activities.

Although we do not currently own any issued patents or patent applications covering our proprietary products or manufacturing processes we may, in the future, file patent applications or acquire or license intellectual property rights including patents and patent applications. The patent prosecution process is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner or in all jurisdictions where protection may be commercially advantageous. It is also possible that we may fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. In addition, we or our collaborators may only pursue, obtain or maintain patent protection in a limited number of countries. Even if patents do successfully issue, such patents may not adequately protect our intellectual property, provide exclusivity for our current or future products, prevent others from designing around our claims or otherwise provide us with a competitive advantage.

Additionally, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting and defending such rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of intellectual property rights, particularly those relating to biotechnology, which could make it difficult for us to stop the infringement, misappropriation, or other violation of our intellectual property rights, including the unauthorized use or reproduction of our manufacturing or other trade secrets. Any of these outcomes could impair our ability to prevent competition from third parties, which may have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

We rely primarily on trade secret laws, as well as confidentiality and non-disclosure agreements, and other contractual protections, to protect our technologies. If we are unable to protect the confidentiality of our technology, the value of our technology and products could be materially adversely affected.

We rely on trade secret protection and confidentiality agreements to protect our technology. To maintain the confidentiality of trade secrets and other proprietary information, we enter into confidentiality agreements with our employees, consultants, contractors, collaborators, CDMOs, CROs and others upon the commencement of their relationships with us. These agreements require that all confidential information developed by the individual or entity or made known to the individual or entity by us during the course of the individual’s or entity’s relationship with us be kept confidential and not disclosed to third parties. Our agreements with employees as well as our personnel policies also generally provide that any inventions conceived by the individual in the course of rendering services to us shall be our exclusive property or that we may obtain full rights to such inventions at our election. However, trade secrets are difficult to protect. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, collaborators, CDMOs, CROs and others may unintentionally or willfully disclose our information to competitors. We also face the risk that present or former employees could continue to hold rights to intellectual property used by us, demand the registration of intellectual property rights in their name, and seek payment of damages for our use of such intellectual property.

Enforcing a claim that a third party illegally obtained or is using any of our trade secrets is expensive and time consuming, and the outcome is unpredictable. We may not have adequate remedies in the event of unauthorized use or disclosure of our trade secrets or other proprietary information in the case of a breach of any such agreements and our trade secrets and other proprietary information could be disclosed to third parties, including our competitors. Many of our partners also collaborate with our competitors and other third parties. The disclosure of our trade secrets to our competitors, or more broadly, would impair our competitive position and may materially harm our business, financial condition, results of operations, cash flows and prospects. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our rights, and failure to maintain trade-secret protection could adversely affect our competitive business position. The enforceability of confidentiality agreements may vary from jurisdiction to jurisdiction. Courts outside the United States are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop substantially equivalent or superior knowledge, methods and know-how, and the existence of our own trade secrets affords no protection against such independent discovery.

If we are sued for infringing, misappropriating, or otherwise violating intellectual property rights of third parties, such litigation could be costly and time consuming and could prevent or delay us from developing or commercializing our current or future products.

Our products may infringe on, or be accused of infringing on, one or more claims of an issued patent or may fall within the scope of one or more claims in a published patent application that may be subsequently issued and to which we do not hold a license or other rights.

Because patent applications in the United States and many foreign jurisdictions typically are not published until 18 months after filing, or in some cases not at all, and publications in the scientific literature often lag behind actual discoveries, we cannot be certain whether others have filed patent applications for technology that we were the first to invent. Others, including our competitors, may have filed, and may in the future file, patent applications covering technology similar to ours. Any such patent application may have priority over any future patent applications or patents that we may file or obtain, which could further require us to obtain rights to issued patents by others covering such technologies. If another party has filed a U.S. patent application on inventions similar to ours, we may have to participate in an interference proceeding declared by the United States Patent and Trademark Office (the “USPTO”) to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful if, unbeknownst to us, the other party had independently arrived at the same or similar invention prior to our own invention, resulting in a loss of our U.S. patent position with respect to such inventions.

Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our current or future products or the use of our current or future products. After issuance, the scope of patent claims remains subject to construction based on interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. These third parties could bring claims against us or our collaborators that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages.

The life sciences industry has produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our products or methods of use either do not infringe the patent claims of the relevant patent and/or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity, in particular, is difficult since it requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Third parties have, and may in the future have, U.S. and non-U.S. issued patents and pending patent applications that may cover our current or future products. Such a third party may claim that we or our manufacturing or commercialization partners are using inventions covered by the third party’s patent rights and may go to court or a tribunal to stop us from engaging in our normal operations and activities, including making or selling our current or future products. In the event that any of these patent rights were asserted against us, we believe that we may have defenses against any such action, including that such patents would not be infringed by our current or future products and/or that such patents are not valid. However, if any such patent rights were to be asserted against us and our defenses to such assertion were unsuccessful, unless we obtain a license to such patents, we could be liable for damages, which could be significant and include treble damages and attorneys’ fees if we are found to willfully infringe such patents, and we could be precluded from commercializing any future products that were ultimately held to infringe such patents, any of which could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

If we are found to infringe the patent rights of a third party, or in order to avoid potential claims, we or our collaborators may choose or be required to seek a license from a third party and be required to pay license fees or royalties or both. These licenses may not be available on reasonable terms, or at all. In particular, any of our competitors that control intellectual property that we are found to infringe may be unwilling to provide us a license under any terms. Even if we or our collaborators were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations, if, as a result of actual or threatened patent infringement claims, we or our collaborators are unable to enter into licenses on acceptable terms. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent. Further, if a patent infringement suit is brought against us or our third-party service providers and if we are unable to successfully obtain rights to required third-party intellectual property, we may be required to expend significant time and resources to redesign our current or future products, or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis, and may delay or require us to abandon our development, manufacturing or sales activities relating to our current or future products. A finding of infringement could prevent us from commercializing our future products or force us to cease some of our business operations, which could harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

Intellectual property litigation and other proceedings could cause us to spend substantial resources and distract our personnel from their normal responsibilities.

Even if resolved in our favor, intellectual property litigation or other legal proceedings relating to our, our licensors’ or other third parties’ intellectual property claims may cause us to incur significant expenses and could distract our personnel from their normal responsibilities. Patent litigation and other proceedings may also absorb significant management time. If not resolved in our favor, litigation may require us to pay any portion of our opponents’ legal fees. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing, or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Our competitors or other third parties may be able to sustain the cost of such litigation and proceedings more effectively than we can because of their substantially greater resources. Uncertainties resulting from our participation in patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Furthermore, because of the substantial amount of discovery required in certain jurisdictions in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, the perceived value of our current or future products or intellectual property could be diminished. Accordingly, the market price of our common stock may decline. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may be subject to claims by third parties asserting that our employees, consultants, independent contractors or we have misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property and proprietary technology.

We try to ensure that our employees do not use the proprietary information or know-how of others in their work for us. We may, however, be subject to claims that we or these employees have inadvertently or otherwise used or disclosed intellectual property, trade secrets or other proprietary information of any such employee’s former employer or that patents and applications we have filed to protect inventions of these individuals, even those related to one or more of our current or future products, are rightfully owned by their former or concurrent employer. Litigation may be necessary to defend against these claims. Even if we are successful in defending ourselves, such litigation could result in substantial costs to us or be distracting to our management. If we fail to defend any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel or we could be required to obtain a license from such third party to commercialize our technology or products. Such a license may not be available on an exclusive basis or on commercially reasonable terms or at all.

In addition, while we typically require our employees, consultants and independent contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own, or such agreements may be breached or alleged to be ineffective, and the assignment may not be self-executing, which may result in claims by or against us related to the ownership of such intellectual property or may result in such intellectual property becoming assigned to third parties. If we fail in enforcing or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights. Even if we are successful in prosecuting or defending against such claims, litigation could result in substantial costs and be a distraction to our senior management and scientific personnel. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

We rely on confidentiality agreements that, if breached, may be difficult to enforce and could have a material adverse effect on our business and competitive position.

Our policy is to enter agreements relating to the non-disclosure and non-use of confidential information with third parties, including our contractors, consultants, advisors and research collaborators, as well as agreements that purport to require the disclosure and assignment to us of the rights to the ideas, developments, discoveries and inventions of our employees and consultants while we employ them. However, these agreements can be difficult and costly to enforce. Moreover, to the extent that our contractors, consultants, advisors and research collaborators apply or independently develop intellectual property in connection with any of our projects, disputes may arise as to the proprietary rights to the intellectual property. If a dispute arises, a court may determine that the right belongs to a third party, and enforcement of our rights can be costly and unpredictable. In addition, we rely primarily on trade secrets and proprietary know-how that we seek to protect, in large part, by confidentiality agreements with our employees, contractors, consultants, advisors or others. Despite the protective measures we employ, we still face the risk that:

•
these agreements may be breached;
•
these agreements may not provide adequate remedies for the applicable type of breach; or
•
our trade secrets or proprietary know-how will otherwise become known.

Any breach of our confidentiality agreements or our failure to effectively enforce such agreements would have a material adverse effect on our business and competitive position.

If our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our markets of interest and our business, financial condition, results of operations, cash flows and prospects may be adversely affected.

Our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names or marks which we need for name recognition by potential partners or customers in our markets of interest. During trademark registration proceedings, we may receive rejections. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business, financial condition, results of operations, cash flows and prospects may be adversely affected.

Intellectual property rights do not necessarily address all potential threats.

The degree of future protection afforded by our proprietary and intellectual property rights is uncertain because such rights offer only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•
we do not currently own or license any patents, and others may be able to develop products that are similar to, or better than, our current or future products in a way that is not covered by the claims of the patents we may own or license in the future;
•
the trade secret protection that we rely on to protect our proprietary information and know-how does not protect us against any third parties independently developing competing technology;
•
we, or our licensing partners or current or future collaborators, might not have been the first to make the inventions covered by issued patents or pending patent applications that we may own or license in the future;
•
we, or our licensing partners or current or future collaborators, might not be the first to file patent applications for certain of our or their inventions;

•
we may choose not to file a patent for certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property;
•
the patents of third parties or pending or future applications of third parties, if issued, may have an adverse effect on our business; or
•
any patents that we obtain may not provide us with any competitive advantages or may ultimately be found not to be owned by us, invalid or unenforceable.

Should any of these events occur, they could significantly harm our business, financial conditions, results of operations, cash flows and prospects.

We may need or may choose to obtain licenses from third parties to advance our research or allow commercialization of our current or future products, and we cannot provide any assurances that we would be able to do so.

We may need or may choose to obtain licenses from third parties to advance our research or allow commercialization of our current or future products, and we cannot provide any assurances that third party patents do not exist that might be enforced against our current or future products in the absence of such a license. We may fail to obtain any of these licenses on commercially reasonable terms, if at all. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. If we could not obtain a license, we may be required to expend significant time and resources to develop or license replacement technology. If we are unable to do so, we may be unable to develop or commercialize the affected products, which could materially harm our business and the third parties owning such intellectual property rights could seek either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation.

Licensing of intellectual property involves complex legal, business and scientific issues. Disputes may arise between us and our licensors regarding intellectual property subject to a license agreement, including:

•
the scope of rights granted under the license agreement and other interpretation-related issues;
•
whether, and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•
our right to sublicense patent and other rights to third parties under collaborative development relationships;
•
our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our products, and what activities satisfy those diligence obligations; and
•
the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners.

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain the licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product, or the dispute may have an adverse effect on our results of operation.

We may, in the future, grant licenses under our intellectual property. Like in licenses, out licenses are complex, and disputes may arise between us and our licensees, such as the types of disputes described above. Moreover, our licensees may breach their obligations, or we may be exposed to liability due to our failure or alleged failure to satisfy our obligations. Any such occurrence could have an adverse effect on our business.

Risks Related to Our Indebtedness

Our existing indebtedness could adversely affect our business and growth prospects.

In March 2021, we entered into the Credit Agreement which provides for loan commitments in an aggregate amount of up to $27.0 million. Our indebtedness, including the indebtedness we have incurred, and may in the future incur, under the Credit Agreement or otherwise, could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of these actions on a timely basis, on terms satisfactory to us or at all.

Our indebtedness, the cash flow needed to satisfy our debt and the covenants contained in the Credit Agreement may have important consequences, including:

•
limiting funds otherwise available for financing our capital expenditures by requiring us to dedicate a portion of our cash flows from operations to the repayment of debt and the interest on this debt;

•
limiting our ability to incur or prepay existing indebtedness, pay dividends or distributions, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments and make changes in the nature of the business, among other things;
•
making us more vulnerable to rising interest rates, as certain of our borrowings, including borrowings under the Credit Agreement, bear variable rates of interest; and
•
making us more vulnerable in the event of a downturn in our business.

Fluctuations in interest rates can increase borrowing costs. Increases in interest rates may directly impact the amount of interest we are required to pay and reduce earnings accordingly. In addition, tax laws, including the disallowance or deferral of tax deductions for interest paid on outstanding indebtedness, could have an adverse effect on our liquidity and our business, financial condition, results of operations, cash flows and prospects. Further, our Credit Agreement contains customary affirmative and negative covenants and certain restrictions on operations that could impose operating and financial limitations and restrictions on us, including restrictions on our ability to enter into particular transactions and to engage in other actions that we may believe are advisable or necessary for our business.

We expect to use cash on hand to meet current and future financial obligations, including funding our operations, debt service requirements and capital expenditures. The ability to make these payments depends on our financial and operating performance, which is subject to prevailing economic, industry and competitive conditions and to certain financial, business, economic and other factors beyond our control.

Despite current indebtedness levels, we may incur substantially more indebtedness, which could further exacerbate the risks associated with our substantial indebtedness.

We may incur significant additional indebtedness in the future. We may also consider investments in joint ventures or acquisitions, which may increase our indebtedness. If new debt is added to our current indebtedness levels, the related risks that we face could intensify.

The phase-out of the London Interbank Offered Rate (“LIBOR”), or the replacement of LIBOR with a different reference rate, may adversely affect interest rates.

Borrowings under our Credit Agreement bear interest at rates determined using LIBOR as the reference rate. On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it would phase out LIBOR by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021, or if alternative rates or benchmarks will be adopted, and currently it appears highly likely that LIBOR will be discontinued or substantially modified by 2021. Changes in the method of calculating LIBOR, or the replacement of LIBOR with an alternative rate or benchmark, may adversely affect interest rates and result in higher borrowing costs. This could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects. We cannot predict the effect of the potential changes to LIBOR or the establishment and use of alternative rates or benchmarks. Furthermore, we may need to renegotiate our Credit Agreement or incur other indebtedness, and changes in the method of calculating LIBOR, or the use of an alternative rate or benchmark, may negatively impact the terms of such indebtedness.

The terms of the Credit Agreement may restrict our current and future operations, particularly our ability to respond to changes or to take certain actions. If we fail to comply with the covenants and other obligations under the Credit Agreement, the lender may be able to accelerate amounts owed under the facilities and may foreclose upon the assets securing our obligations.

The Credit Agreement contains a number of restrictive covenants that impose significant operating and financial restrictions on us and may, unless waived by the lender, limit our ability to engage in acts that may be in our long-term best interests, including restrictions on our ability to:

•
incur additional indebtedness;
•
incur liens;
•
merge, dissolve, liquidate, amalgamate, consolidate or sell all or substantially all of our assets;
•
declare or pay certain dividends, payments or distribution or repurchase or redeem certain capital stock; and
•
make certain investments.

These restrictions could limit, potentially significantly, our operational flexibility and affect our ability to finance our future operations or capital needs or to execute our business strategy. Our indebtedness under the Credit Agreement is secured by substantially all of our assets. If we fail to comply with the covenants and our other obligations under the Credit Agreement, the lender would be able to accelerate the required repayment of amounts due and, if they are not repaid, could foreclose upon the assets securing our obligations with respect to such indebtedness.

Risks Related to Our Common Stock

THP controls us, and its interests may conflict with ours or yours in the future.

THP controls approximately 62.5% of the voting power of our outstanding common stock, which means that THP will control the vote of all matters submitted to a vote of our stockholders. This control will enable THP to control the election of the members of our board of directors and all other corporate decisions. In particular, for so long as THP continues to own a majority of our common stock, THP will be able to cause or prevent a change of control of us or a change in the composition of our board of directors and could preclude any unsolicited acquisition of us. Pursuant to our investors’ rights agreement and our amended and restated certificate of incorporation, THP will have certain rights, and the ability to take certain actions, that are not otherwise available to all stockholders. For example, our investors’ rights agreement provides THP the right, subject to certain conditions, to demand that we file a registration statement or request that their shares of our common stock be covered by a registration statement that we are otherwise filing.  In addition, until such time as THP first ceases to own greater than 50% of the outstanding voting power of our common stock, our amended and restated certificate of incorporation effectively provides THP with the ability to fill vacancies on the board, remove directors (with or without cause), call a special meeting of our stockholders, amend our certificate of incorporation (subject to approval of our board of directors) and amend our bylaws.  Even when THP ceases to control a majority of the total voting power, for so long as THP continues to own a significant percentage of our common stock, THP will still be able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval. Accordingly, for such period of time, THP will have significant influence with respect to our management, business plans and policies. The concentration of ownership and availability of the foregoing rights could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of us and ultimately might affect the market price of our common stock..

THP and its affiliates engage in a broad spectrum of activities, including investments in our industry generally. In the ordinary course of their business activities, THP and its affiliates may engage in activities where their interests conflict with our interests or those of our other stockholders, such as investing in or advising businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. Our amended and restated certificate of incorporation provides that none of THP and its affiliates and any person or entity who, while a stockholder, director, officer or agent of the Company or any of its affiliates, is a director, officer, principal, partner, member, manager, employee, agent and/or other representative of THP and its affiliates (each, an “Identified Person”) will have any duty to refrain from (i) engaging in a corporate opportunity in the same or similar business activities or lines of business in which we or our affiliates are engaged or that are deemed to be competing with us or any of our affiliates or (ii) otherwise investing in or providing services to any person that competes with us or our affiliates engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. In addition, to the fullest extent permitted by law, no Identified Person will have any obligation to offer to us or our subsidiaries or affiliates the right to participate in any corporate opportunity in the same or similar business activities or lines of business in which we or our affiliates are engaged or that are deemed to be competing with us or any of our affiliates. This means that THP may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, THP may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to you or may not prove beneficial.

Our shares of common stock are listed on the Nasdaq Global Market, we are a “controlled company” within the meaning of the rules and listing standards of The Nasdaq Stock Market LLC and, as a result, we qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You will not have the same protections as those afforded to stockholders of companies that are subject to such governance requirements.

THP controls a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of The Nasdaq Stock Market, LLC. Under these corporate governance standards, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. For example, controlled companies, within one year of the date of the listing of their common stock:

•
are not required to have a board that is composed of a majority of “independent directors,” as defined under the rules and listing standards of The Nasdaq Stock Market, LLC;
•
are not required to have a compensation committee that is composed entirely of independent directors or have a written charter addressing the committee’s purpose and responsibilities; and
•
are not required to have director nominations be made, or recommended to the full board of directors, by its independent directors or by a nominations committee that is composed entirely of independent directors, and to adopt a written charter or a board resolution addressing the nominations process.

For at least some period following the IPO, we intend to utilize these exemptions. As a result, a majority of our directors have not been, and, in the future for so long as we rely on such exemptions, will not have been, affirmatively determined to be independent nor will our compensation committee or nominating and corporate governance committee of the board be comprised entirely of directors who have been determined to be independent. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of The Nasdaq Stock Market LLC.

As a result of becoming a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting in order to comply with Section 404 of the Sarbanes-Oxley Act. We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. We are in the very early stages of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404 of the Sarbanes-Oxley Act. We may not be able to complete our evaluation, testing and any required remediation or in a timely manner thereafter. If we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of the end of the fiscal year that coincides with the filing of our second annual report on Form 10-K. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We are also required to disclose changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company” as defined in the JOBS Act if we take advantage of the exemptions contained in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

Additionally, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause stockholders to lose confidence in our reported financial information, all of which could materially and adversely affect our business and stock price.

To comply with the requirements of being a public company, we may need to undertake various costly and time-consuming actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff, which may adversely affect our business, financial condition, results of operations, cash flows and prospects.

Material weaknesses in our internal control over financial reporting may cause us to fail to timely and accurately report our financial results or result in a material misstatement of our financial statements.

In connection with the audit of our financial statements included in the Final Prospectus, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weakness resulted from not having internal controls that were designed, documented and executed to support the accurate and timely analysis and reporting of financial results associated with accounting for complex, non-routine transactions under GAAP. Consequently, we inappropriately accounted for the THP Transaction in 2019, including as to certain tax benefits and the allocation of transaction costs across periods. See Part II, Item 4, “Controls and Procedures” in this Quarterly Report on Form 10-Q.

We are implementing additional procedures to remediate this material weakness, however, we cannot assure you that these or other measures will fully remediate the material weakness in a timely manner or prevent future material weaknesses from occurring. As part of our remediation plan to address the material weakness identified above, we are working to hire accounting employees and/or consultants with the specific technical accounting experience necessary to assist with complex, non-routine transactions. We believe that the measures we are implementing will remediate the material weakness and strengthen our internal control over financial reporting.

While we are implementing our plan to remediate the material weakness, we can give no assurance that this implementation will remediate the material weakness in internal control over financial reporting or that additional material weaknesses in our internal control over financial reporting will not be identified in the future. If we identify future material weaknesses in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected. If additional material weaknesses exist or are discovered in the future, and we are unable to remediate any such material weaknesses, our reputation, financial condition, and operating results could suffer. Moreover, we could become subject to investigations by regulatory authorities, which could require additional financial and management resources.

We are an “emerging growth company” and a “smaller reporting company,” and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act and, for as long as we continue to be an emerging growth company, we may choose to take advantage of certain exemptions and relief from various public reporting requirements, including the requirement that our internal control over financial reporting be audited by our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act. We are exempt from any rules that could be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the auditor’s report on financial statements; we are subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and we are not required to hold nonbinding advisory votes on executive compensation or stockholder approval of any golden parachute payments not previously approved.

Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

We have elected to take advantage of the extended transition period to comply with new or revised accounting standards and to adopt certain of the reduced disclosure requirements available to emerging growth companies. As a result of the accounting standards election, we are not subject to the same implementation timing for new or revised accounting standards as other public companies that are not emerging growth companies, which may make comparison of our financials to those of other public companies more difficult. Additionally, because we have taken advantage of certain reduced reporting requirements, the information contained herein may be different from the information you receive from other public companies in which you hold stock.

We will remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; (ii) the date we qualify as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates; (iii) the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; and (iv) the last day of the fiscal year ending after the fifth anniversary of the completion of our IPO.

We are also a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company for so long as either (i) the market value of our common shares held by non-affiliates is less than $250.0 million as of the end of our second fiscal quarter or (ii) we have annual revenues of less than $100.0 million and the market value of our common shares held by non-affiliates is less than $700.0 million as of the end of our second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Investors may find our common stock less attractive to the extent we rely on the exemptions and relief granted by the JOBS Act. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may decline or become more volatile.

The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business, particularly after we are no longer an “emerging growth company.”

As a public company, we will incur legal, accounting and other expenses that we did not previously incur. We are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act, the listing requirements of Nasdaq and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires that we file annual, quarterly and current reports with respect to our business, financial condition, results of operations, cash flows and prospects. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert our management’s attention from implementing our growth strategy, which could prevent us from improving our business, financial condition, results of operations, cash flows and prospects. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. In addition, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. These additional obligations could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of our management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and there could be a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

Provisions of our corporate governance documents could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our current management, even if beneficial to our stockholders.

Our amended and restated certificate of incorporation and amended and restated bylaws and the General Corporation Law of the State of Delaware, as amended (the “DGCL”) contain provisions that could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders. Among other things, these provisions:

•
allow us to authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include supermajority voting, special approval, dividend, or other rights or preferences superior to the rights of other stockholders;
•
provide for a classified board of directors with staggered three-year terms;
•
provide that, at any time after THP first ceases to beneficially own more than 50% in voting power of the outstanding shares of our common stock entitled to vote generally in the election of directors (the “THP Trigger Event”), directors may only be removed for cause, and only by the affirmative vote of holders of at least 66 2/3% in voting power of all the then-outstanding shares of our stock entitled to vote thereon, voting together as a single class;
•
prohibit stockholder action by written consent from and after the THP Trigger Event;
•
provide that, at any time after the THP Trigger Event, special meetings may only be called by or at the direction of the Chairman of our board of directors, our board of directors or our Chief Executive Officer;
•
provide that, at any time after the THP Trigger Event, any alteration, amendment or repeal, in whole or in part, of any provision of our bylaws by our stockholders will require the affirmative vote of the holders of at least 66 2/3% in voting power of all the then-outstanding shares of our stock entitled to vote thereon, voting together as a single class; and
•
establish advance notice requirements for nominations for elections to our board of directors and for proposing matters that can be acted upon by stockholders at stockholder meetings.

Section 203 of the DGCL generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any interested stockholder for a period of three years following the date on which the stockholder became an interested stockholder. We have expressly elected not to be governed by Section 203 of the DGCL, until such time as THP beneficially owns, in the aggregate, less than a majority of the total voting power of all outstanding shares of our common stock entitled to vote generally in the election of directors. At that time, such election shall be automatically withdrawn and we will thereafter be governed by Section 203 of the DGCL, except that THP will not be deemed to be an interested stockholder under Section 203 of the DGCL regardless of its percentage ownership of our common stock. These provisions could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take other corporate actions you desire, including actions that you may deem advantageous, or negatively affect the trading price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team.

These and other provisions in our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by our then-current board of directors, including actions to delay or impede a merger, tender offer or proxy contest involving our company. The existence of these provisions could negatively affect the price of our common stock and limit opportunities for you to realize value in a corporate transaction.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders and the federal district courts of the United States as the exclusive forum for litigation arising under the Securities Act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Pursuant to our amended and restated certificate of incorporation, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if and only if the Court of Chancery of the State of Delaware lacks subject matter jurisdiction, any state court located within the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers, employees or stockholders to us or our stockholders, (3) any action asserting a claim against us, or any of our current or former directors, officers, employees or stockholders arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws, (4) any claim or cause of action seeking to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws, (5) any action or proceeding asserting a claim against us or any of our current or former directors, officers, employees or stockholders as to which the DGCL confers jurisdiction to the Court of Chancery of the State of Delaware, and (6) any action asserting a claim governed by the internal affairs doctrine of the law of the State of Delaware; provided that, for the avoidance of doubt, the foregoing forum selection provision will not apply to claims arising under the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Our amended and restated certificate of incorporation also provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Our amended and restated certificate of incorporation further provides that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the provisions of our amended and restated certificate of incorporation described above.

The forum selection provisions in our amended and restated certificate of incorporation may have the effect of discouraging lawsuits against our directors and officers. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings and there is uncertainty as to whether a court would enforce such provisions. In addition, investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. If the enforceability of our forum selection provisions were to be challenged, we may incur additional costs associated with resolving such challenge. While we currently have no basis to expect any such challenge would be successful, if a court were to find our forum selection provisions to be inapplicable or unenforceable with respect to one or more of these specified types of actions or proceedings, we may incur additional costs associated with having to litigate in other jurisdictions, which could have an adverse effect on our business, financial condition, results of operations, cash flows and prospects and result in a diversion of the time and resources of our employees, management and board of directors.

An active, liquid trading market for our common stock may not develop, which may limit your ability to sell your shares.

Our shares of common stock began trading on the Nasdaq Global Market on June 25, 2021. Prior to our IPO, there was no public market for our common stock. Although our common stock is listed on the Nasdaq Global Market, an active trading market for our common stock may never develop or be sustained. A public trading market having the desirable characteristics of depth, liquidity and orderliness depends upon the existence of willing buyers and sellers at any given time, such existence being dependent upon the individual decisions of buyers and sellers over which neither we nor any market maker has control. The failure of an active and liquid trading market to develop and continue would likely have a material adverse effect on the value of our common stock. An inactive market may also impair our ability to raise capital to continue to fund operations by issuing additional shares of our common stock or other equity or equity-linked securities and may impair our ability to acquire other companies or technologies by using any such securities as consideration.

A significant portion of our total outstanding shares of common stock are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock.

As of June 30, 2021, we have 28,011,917 outstanding shares of common stock, which includes 21,111,917 shares of our common stock that are currently subject to a 180-day lock-up period provided under lock-up agreements executed in connection with the IPO. Upon the expiration of such contractual lock-up period, 21,111,917 shares will be eligible for sale in the public market, substantially all of which are held by directors, executive officers and other affiliates. These shares will be subject to volume, manner of sale and other limitations under Rule 144 of the Securities Act (“Rule 144”). In addition, shares covered by registration rights represent approximately 75.2% of our outstanding common stock. Registration of any of these outstanding shares of common stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the registration statement.

As restrictions on resale end, the market price of our stock could decline if the holders of currently restricted shares of common stock sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of common stock or other securities. In addition, shares of our common stock that are issued pursuant to our equity incentive plans and our ESPP will become eligible for sale in the public market, subject to provisions relating to various vesting agreements, lock-up agreements and Rule 144, as applicable.

As of June 30, 2021, there were 322,174, 2,111,830 and 159,934 shares of common stock reserved for issuance pursuant to outstanding stock option awards under the 2016 Plan, the 2020 Plan and the 2021 Plan, respectively. In addition, a total of 2,748,349 and 290,828 shares of common stock have been reserved for future issuance under the 2021 Plan and our ESPP, respectively. In addition, the 2021 Plan and the ESPP provide for annual automatic increases in the number of shares reserved thereunder. In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to you.

Because we have no current plans to pay regular cash dividends on our common stock, and are prohibited from paying cash dividends under the Credit Agreement, you may not receive any return on investment unless you sell your common stock for a price higher than you paid for it.

We do not anticipate paying any regular cash dividends on our common stock. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, the terms of the Credit Agreement prohibit us from paying dividends, other than dividends payable in our stock, without the prior written consent of the lender. Our future ability to pay cash dividends on our common stock may also be limited by the terms of any future debt or preferred securities we may issue or any future credit facilities we may enter into. Therefore, any return on investment in our common stock is solely dependent upon the appreciation of the price of our common stock on the open market, which may not occur.

We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our common stock, which could depress the price of our common stock.

Our amended and restated certificate of incorporation authorizes us to issue one or more series of preferred stock. Our board of directors will have the authority to determine the preferences, limitations and relative rights of the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our stockholders. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discouraging bids for our common stock at a premium to the market price, and materially adversely affect the market price and the voting and other rights of the holders of our common stock.

Our future capital needs are uncertain and we may need to raise additional funds in the future.

We believe that our existing cash and cash equivalents as of June 30, 2021, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 24 months. However, we may need to raise substantial additional capital to:

•
expand the commercialization of our products;

•
fund our operations;
•
further our research and development; and
•
pursue strategic transactions, such as acquisitions.

Our future funding requirements will depend on many factors, including:

•
market acceptance of our products;
•
the cost and timing of establishing additional sales, marketing and distribution capabilities;
•
revenue and cash flow derived from existing or future collaborations;
•
the cost of our research and development activities;
•
the cost and timing of regulatory clearances or approvals;
•
the effect of competing technological and market developments; and
•
the extent to which we engage in strategic transactions, such as the acquisition of, investment in or disposal of businesses, assets, products and technologies, including inbound or outbound licensing arrangements.

We cannot assure you that we will be able to obtain additional funds on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, our stockholders may experience dilution. Future debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or equity financing may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If we do not have, or are not able to obtain, sufficient funds, we may have to delay development or commercialization of our products. We also may have to reduce marketing, customer support or other resources devoted to our products or cease operations. Any of these factors could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Our amended and restated certificate of incorporation and amended and restated bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law. In addition, as permitted by Section 145 of the DGCL, our amended and restated bylaws, and the indemnification agreements that we have entered into with our directors and officers, provide that:

•
we will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the Company and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful;
•
we may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law;
•
we may, in our discretion, advance expenses incurred by our directors and officers in connection with defending or participating in a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification;
•
we will not be obligated pursuant to our amended and restated bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings authorized by our board of directors or brought to enforce a right to indemnification; and
•
the rights conferred in our amended and restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons.

While we maintain a directors’ and officers’ insurance policy, such insurance may not be adequate to cover all liabilities that we may incur, which may reduce our available funds to satisfy third-party claims and may adversely impact our cash position.

General Risk Factors

We are subject to export and import control laws and regulations that could impair our ability to compete in international markets or subject us to liability if we violate such laws and regulations.

We are subject to U.S. export controls and sanctions regulations that restrict the shipment or provision of certain products to certain countries, governments and persons. While we take precautions to prevent our products from being exported in violation of these laws, we cannot guarantee that the precautions we take will prevent violations of export control and sanctions laws. If we are found to be in violation of U.S. sanctions or export control laws, it could result in substantial fines and penalties for us and for the individuals working for us. We may also be adversely affected through other penalties, reputational harm, loss of access to certain markets, or otherwise. Complying with export control and sanctions regulations may be time consuming and may result in the delay or loss of sales opportunities or impose other costs. Any change in export or import regulations; economic sanctions or related legislation; or change in the countries, governments, persons or technologies targeted by such regulations could result in our decreased ability to export or sell certain products and services to existing or potential customers in affected jurisdictions.

Fluctuations in our effective tax rate may adversely affect our results of operations and cash flows.

We are subject to a variety of tax liabilities, including federal, state and other taxes such as income, sales/use, payroll, withholding, and ad valorem taxes. Changes in tax laws or their interpretations could decrease our net income, the value of any tax loss carryforwards, the value of any tax credits recorded on our balance sheet and our cash flows, and accordingly could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects. In addition, some of our tax liabilities are subject to periodic audits by the relevant taxing authority, which could increase our tax liabilities.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our operating results and financial condition.

We are currently subject to income taxes in the United States only, but our future tax liabilities may be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•
changes in the valuation of our deferred tax assets and liabilities;
•
expected timing and amount of the release of any tax valuation allowances;
•
expansion into foreign jurisdictions that require us to pay local income taxes;
•
expiration of, or detrimental changes in, research and development tax credit laws; or
•
changes in tax laws, regulations or interpretations thereof.

In addition, we may be subject to audits of our income, sales and other transaction taxes. Outcomes from these audits could have an adverse effect on our operating results and financial condition.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. It is possible that interpretation, industry practice and guidance may evolve over time. If our assumptions change or if actual circumstances differ from our assumptions, our operating results may be adversely affected and could fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

Upon the closing of the IPO, we became subject to the periodic reporting requirements of the Exchange Act. We have designed our disclosure controls and procedures to provide reasonable assurance that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

Our employees, consultants, distributors and commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements, and insider trading.

We are exposed to the risk of fraud or other misconduct by our employees, consultants, distributors and commercial partners. Misconduct by these parties could include intentional failures to comply with the applicable laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. These laws and regulations may restrict or prohibit a wide range of pricing, discounting and other business arrangements. Such misconduct could result in legal or regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and any other precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses, or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could result in the imposition of significant civil, criminal and administrative penalties, which could have a significant impact on our business. Whether or not we are successful in defending against such actions or investigations, we could incur substantial costs, including legal fees and divert the attention of management in defending ourselves against any of these claims or investigations.

Our operating results and stock price may be volatile. Market volatility may affect the value of an investment in our common stock and could subject us to litigation.

Our quarterly operating results are likely to fluctuate in the future. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations, including as a result of the COVID-19 pandemic. This market volatility, as well as general economic, market or political conditions, could subject the market price of our common stock to wide price fluctuations regardless of our operating performance. Our operating results and the trading price of our common stock may fluctuate in response to various factors, including:

•
market conditions in our industry or the broader stock market;
•
actual or anticipated fluctuations in our quarterly financial and operating results;
•
introduction of new products or services by us or our competitors;
•
issuance of new or changed securities analysts’ reports or recommendations;
•
sales, or anticipated sales, of large blocks of our stock;
•
additions or departures of key personnel;
•
regulatory or political developments;
•
litigation and governmental investigations;
•
changing economic conditions;
•
investors’ perception of us;
•
events beyond our control such as weather, war and health crises such as the COVID-19 pandemic; and
•
any default on our indebtedness.

These and other factors, many of which are beyond our control, may cause our operating results and the market price and demand for our common stock to fluctuate substantially. Fluctuations in our quarterly operating results could limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the market price and liquidity of our shares of common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the Company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business, which could significantly harm our profitability and reputation.

If securities or industry analysts do not publish research or reports about our business, if they publish unfavorable research or reports, or adversely change their recommendations regarding our common stock or if our results of operations do not meet their expectations, our stock price and trading volume could decline.

If a trading market for our common stock develops, the trading market will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. As a newly public company, we may be slow to attract research coverage. In the event we obtain securities or industry analyst coverage, if any of the analysts who cover us provide inaccurate or unfavorable research, issue an adverse opinion regarding our stock price or if our results of operations do not meet their expectations, our stock price could decline. Moreover, if one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
Unregistered Sales of Equity Securities

On June 24, 2021, we granted stock options to purchase an aggregate of 159,934 shares of our common stock, each with an exercise price of $16.00 per share, to certain of our employees and directors in connection with services provided to us by such persons.

The issuances of the securities described above were exempt from registration pursuant to Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering. The shares of common stock issued upon the exercise of options are deemed to be restricted securities for purposes of the Securities Act.

(b)
Use of Proceeds

On June 29, 2021, the Company completed its IPO, at which time we issued 6,900,000 shares of our common stock, which includes shares issued upon the exercise in full of the underwriters’ option to purchase 900,000 additional shares of the Company’s common stock, at a public offering price of $16.00 per share, for gross proceeds of $110.4 million.  We received net proceeds from the IPO of approximately $99.1 million, after deducting underwriting discounts and commissions of $7.7 million and offering expenses of $3.6 million.

Cowen and Company LLC and William Blair & Company L.L.C. acted as joint book-running managers for the offering. BTIG, LLC and Stephens Inc. acted as co-managers for the offering.  All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to the IPO Registration Statement, which was declared effective by the SEC on June 24, 2021. Following the sale of these shares, the offering terminated.  Shares of our common stock began trading on the Nasdaq Global Market on June 25, 2021.

No offering expenses were paid directly or indirectly to (i) any of our directors or officers (or their associates), (ii) persons owning ten percent or more of any class of our equity securities, (iii) any of our affiliates or (iv) others.

As of June 30, 2021, we have not used any of the net offering proceeds.  There have been no material changes in the planned use of proceeds from the IPO from those described in the Final Prospectus.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Alpha Teknova, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 29, 2021).
3.2	Amended and Restated Bylaws of Alpha Teknova, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 29, 2021).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-256795 filed with the SEC on June 21, 2021).
4.2

Investors’ Rights Agreement, dated as of January 14, 2019, by and among Alpha Teknova, Inc., and certain of its stockholders (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No.

333-256795 filed with the SEC on June 4, 2021).

10.1 +

Alpha Teknova, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the

Registrant’s Registration Statement on Form S-1/A (File No. 333-256795 filed with the SEC on June 21, 2021).

10.2 +

Alpha Teknova, Inc. 2021 Equity Incentive Plan Form of Stock Option Agreement (incorporated by reference to Exhibit

10.6 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-256795), filed on June 21,

2021).

10.3 +

Alpha Teknova, Inc. 2021 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No.

333-256795), filed on June 21, 2021).

10.4 +

Alpha Teknova, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-256795 filed with the SEC on June 21, 2021).

10.5 +

Form of Indemnification Agreement between Alpha Teknova, Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (File No.

333-256795 filed with the SEC on June 21, 2021).

10.6+

Alpha Teknova, Inc. Annual Incentive Bonus Plan (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-256795 filed with the SEC on June 21, 2021).

10.7 +

Alpha Teknova, Inc. Executive Severance and Change in Control Plan (incorporated by reference to exhibit 10.26 to

Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-256795 filed with the SEC on June 21, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHA TEKNOVA INC.

Date: August 13, 2021	By:	/s/ STEPHEN GUNSTREAM
Stephen Gunstream
President and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2021	By:	/s/ MATTHEW LOWELL
Matthew Lowell
Chief Financial Officer (Principal Financial Officer)