Form 10-Q
period 2021-09-30
Alpha Teknova, Inc.
filed 2021-11-12
CIK 1850902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 9, 2021, the registrant had 28,011,917 shares of common stock, $0.00001 par value per share, outstanding.

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
•
the increasing use of messenger ribonucleic acid (“mRNA”) vaccines and therapies and the resulting demand for more customized, Good Manufacturing Practices ("GMP") bacterial cell culture media and associated formulations over the short- and long-terms;
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

ALPHA TEKNOVA, INC.

Form 10-Q for the Quarter Ended September 30, 2021

INDEX

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements (Unaudited)	5
	Condensed Balance Sheets (Unaudited) at September 30, 2021 and December 31, 2020	5
	Condensed Statements of Operations and Comprehensive Income (Loss) (Unaudited) for the Three and Nine Months Ended September 30, 2021 and 2020	6
	Condensed Statements of Convertible and Redeemable Preferred Stock and Stockholders' Equity (Unaudited) for the Three and Nine Months Ended September 30, 2021 and 2020	7
	Condensed Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2021 and 2020	9
	Notes to Unaudited Condensed Financial Statements	10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	34
PART II.	OTHER INFORMATION	36
Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	70
Item 3.	Default Upon Senior Securities	70
Item 4.	Mine Safety Disclosures	70
Item 5.	Other Information	70
Item 6.	Exhibits	71
Signatures		72

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

ALPHA TEKNOVA, INC.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	As of September 30, 2021	As of December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$98,013	$3,315
Short-term investments - marketable securities	—	1,811
Accounts receivable, net of allowance for doubtful accounts of $23 thousand and $23 thousand	4,558	4,623
Inventories, net	4,403	3,582
Income taxes receivable	1,191	1,417
Prepaid expenses and other current assets	2,914	1,666
Total current assets	111,079	16,414
Property, plant and equipment, net	22,451	10,008
Goodwill	16,613	16,613
Intangible assets, net	18,991	19,852
Other non-current assets	29	24
Total assets	$169,163	$62,911
LIABILITIES, CONVERTIBLE AND REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,321	$1,635
Accrued liabilities	2,883	2,327
Total current liabilities	6,204	3,962
Deferred tax liabilities	4,350	5,990
Other accrued liabilities	293	350
Long-term debt	11,826	—
Deferred rent	264	204
Total liabilities	22,937	10,506
Commitments and contingencies (See “Note 15—Commitments and Contingencies”)
Series A convertible and redeemable preferred stock, $0.00001 par value, zero and 9,600,000 shares authorized as of September 30, 2021 and December 31, 2020, respectively; zero and 9,342,092 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively; aggregate liquidation preference of $0 and $41,586 thousand as of September 30, 2021 and December 31, 2020, respectively.	—	35,638
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000,000 and zero shares authorized at September 30, 2021 and December 31, 2020, respectively, zero shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.00001 par value, 490,000,000 and 30,000,000 shares authorized at September 30, 2021 and December 31, 2020, respectively, 28,011,917 and 3,599,232 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	150,117	14,495
(Accumulated deficit) retained earnings	(3,891)	2,265
Accumulated other comprehensive income	—	7
Total stockholders’ equity	146,226	16,767
Total liabilities, convertible and redeemable preferred stock and stockholders’ equity	$169,163	$62,911

The accompanying notes are an integral part of these condensed financial statements.

ALPHA TEKNOVA, INC.

Condensed Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$9,392	$8,984	$26,783	$21,140
Cost of sales	5,129	3,896	14,141	8,954
Gross profit	4,263	5,088	12,642	12,186
Operating expenses:
Research and development	1,372	358	2,922	1,025
Sales and marketing	885	558	2,494	1,389
General and administrative	5,607	1,733	13,606	5,043
Amortization of intangible assets	287	287	861	861
Total operating expenses	8,151	2,936	19,883	8,318
(Loss) income from operations	(3,888)	2,152	(7,241)	3,868
Other income (expenses), net
Interest income (expense), net	(255)	19	(553)	74
Other expense, net	—	(2)	(2)	(27)
Total other income (expenses), net	(255)	17	(555)	47
(Loss) income before income taxes	(4,143)	2,169	(7,796)	3,915
(Benefit from) provision for income taxes	(892)	636	(1,640)	922
Net (loss) income	(3,251)	1,533	(6,156)	2,993
Change in unrealized loss on available-for-sale securities, net of tax	—	(10)	(7)	(1)
Comprehensive (loss) income	$(3,251)	$1,523	$(6,163)	$2,992
Net (loss) income available to common stockholders
Net (loss) income	(3,251)	1,533	(6,156)	2,993
Less: undistributed income attributable to preferred stockholders	—	(1,271)	—	(2,482)
Net (loss) income attributable to common stockholders	$(3,251)	$262	$(6,156)	$511
Net (loss) income per share attributable to common stockholders
Basic	$(0.12)	$0.07	$(0.51)	$0.14
Diluted	$(0.12)	$0.07	$(0.51)	$0.14
Weighted average shares used in computing net (loss) income per share attributable to common stockholders
Basic	28,011,917	3,599,232	12,069,214	3,599,232
Diluted	28,011,917	3,647,675	12,069,214	3,632,321

The accompanying notes are an integral part of these condensed financial statements.

ALPHA TEKNOVA, INC.

Condensed Statements of Convertible and Redeemable Preferred Stock and Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

	Convertible and Redeemable Preferred Stock		Common Stock		Additional Paid-in	Accumulated other comprehensive	Retained Earnings (Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	income (loss)	Deficit)	Equity
Balance at June 30, 2021	—	$—	28,011,917	$—	$149,675	$—	$(640)	$149,035
Stock-based compensation	—	—	—	—	442	—	—	442
Net loss	—	—	—	—	—	—	(3,251)	(3,251)
Balance at September 30, 2021	—	$—	28,011,917	$—	$150,117	$—	$(3,891)	$146,226

	Convertible and Redeemable Preferred Stock		Common Stock		Additional Paid-in	Accumulated other comprehensive	Retained Earnings (Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	income (loss)	Deficit)	Equity
Balance at June 30, 2020	9,342,092	$35,638	3,599,232	$—	$14,195	$29	$155	$14,379
Stock-based compensation	—	—	—	—	31	—	—	31
Unrealized loss on available-for-sale securities	—	—	—	—	—	(10)	—	(10)
Net income	—	—	—	—	—	—	1,533	1,533
Balance at September 30, 2020	9,342,092	$35,638	3,599,232	$—	$14,226	$19	$1,688	$15,933

The accompanying notes are an integral part of these condensed financial statements.

ALPHA TEKNOVA, INC.

Condensed Statements of Convertible and Redeemable Preferred Stock and Stockholders’ Equity (Continued)

(in thousands, except share data)

(Unaudited)

	Convertible and Redeemable Preferred Stock		Common Stock		Additional Paid-in	Accumulated other comprehensive	Retained Earnings (Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	income (loss)	Deficit)	Equity
Balance at December 31, 2020	9,342,092	$35,638	3,599,232	$—	$14,495	$7	$2,265	$16,767
Stock-based compensation	—	—	—	—	927	—	—	927
Unrealized loss on available-for-sale securities	—	—	—	—	—	(7)	—	(7)
Accretion of convertible and redeemable preferred stock to redemption value	—	300	—	—	(300)	—	—	(300)
Conversion of convertible and redeemable preferred stock	(9,342,092)	(35,938)	17,512,685	—	35,938	—	—	35,938
Issuance of common stock upon initial public offering, net of issuance costs and underwriting discounts	—	—	6,900,000	—	99,057	—	—	99,057
Net loss	—	—	—	—	—	—	(6,156)	(6,156)
Balance at September 30, 2021	—	$—	28,011,917	$—	$150,117	$—	$(3,891)	$146,226

	Convertible and Redeemable Preferred Stock		Common Stock		Additional Paid-in	Accumulated other comprehensive	Retained Earnings (Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	income (loss)	Deficit)	Equity
Balance at December 31, 2019	9,342,092	$35,638	3,599,232	$—	$14,195	$20	$(1,305)	$12,910
Stock-based compensation	—	—	—	—	31	—	—	31
Unrealized gain on available-for-sale securities	—	—	—	—	—	(1)	—	(1)
Net income	—	—	—	—	—	—	2,993	2,993
Balance at September 30, 2020	9,342,092	$35,638	3,599,232	$—	$14,226	$19	$1,688	$15,933

The accompanying notes are an integral part of these condensed financial statements.

ALPHA TEKNOVA, INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine months ended September 30,
	2021	2020
Operating activities:
Net (loss) income	$(6,156)	$2,993
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Bad debt expense	235	(5)
Depreciation and amortization	2,100	1,473
Stock-based compensation	927	31
Inventory reserve	676	10
Deferred taxes	(1,640)	1,901
Amortization of debt issuance costs	89	—
Loss on disposal of property, plant and equipment	4	11
Other	(10)	34
Changes in operating assets and liabilities:
Accounts receivable	(170)	(2,471)
Inventories	(1,497)	(360)
Prepaid expenses and other assets	(1,569)	(1,923)
Accounts payable, accrued liabilities, and other current and non-current liabilities	964	(1,650)
Deferred rent	60	27
Cash (used in) provided by operating activities	(5,987)	71
Investing activities:
Purchase of property, plant and equipment	(12,465)	(1,969)
Proceeds from loan to related party	529	20
Purchase of short-term marketable securities	—	(1,775)
Proceeds from sales of short-term marketable securities	1,132	1,747
Proceeds from maturities of short-term marketable securities	695	2,900
Cash (used in) provided by investing activities	(10,109)	923
Financing activities:
Proceeds from long-term debt, net	11,890	—
Debt issuance costs	(153)	—
Repayment of long-term debt	—	(45)
Indemnity holdback release	—	(1,554)
Payment of issuance costs for initial public offering	(3,615)	—
Proceeds from initial public offering, net of underwriters’ commissions and discounts	102,672	—
Cash provided by (used in) financing activities	110,794	(1,599)
Change in cash and cash equivalents	94,698	(605)
Cash and cash equivalents at beginning of period	3,315	4,144
Cash and cash equivalents at end of period	$98,013	$3,539
Supplemental cash flow disclosures:
Income taxes paid	$—	$12
Interest paid	$474	$28
Capitalized property, plant and equipment included in accounts payable and accrued liabilities	$1,608	$146
Conversion of convertible and redeemable preferred stock into common stock	$35,938	$—
Accretion of convertible and redeemable preferred stock to redemption value	$300	$—

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

Prior to the IPO, deferred offering costs, which consist primarily of direct incremental legal, accounting, and consulting fees relating to the Company’s IPO, were capitalized within prepaid expenses and other current assets in the condensed balance sheets. Upon the closing of the IPO, these costs were reclassified into additional paid-in capital, as an offset against IPO proceeds. As of September 30, 2021, $3.6 million of these IPO-related costs are included as a reduction to additional paid-in capital on the condensed balance sheet. There were no material deferred offering costs recorded as of December 31, 2020.

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

Impact of COVID-19

In March 2020, the World Health Organization declared that the outbreak of COVID-19 was a global pandemic. Since Teknova’s business is categorized as part of the country’s critical infrastructure, the Company was able to continue operations during the COVID-19 pandemic. During the first half of 2020, orders for Lab Essentials products declined because many research customers were required to close temporarily. Later in the year, Teknova developed and commercialized, and earned revenue on, sample transport medium for use in COVID-19 sample collection and transport. During the first half of 2021, demand for COVID-19 testing declined significantly and market supply of sample transport medium increased resulting in excess supply in the market. In light of such fluctuations and uncertain future demand, the Company fully reserved $0.7 million for its Sample Transport medium inventory on its balance sheet.

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

Unaudited Condensed Financial Statements

The condensed balance sheet as of September 30, 2021, the condensed statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2021 and 2020, the condensed statements of cash flows for the nine months ended September 30, 2021 and 2020, and the condensed statements of convertible and redeemable preferred stock and stockholders’ equity for the three and nine months ended September 30, 2021, and 2020 are unaudited. The condensed financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2020, and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2021, and the condensed results of its operations and comprehensive income (loss) and its cash flows for the three and nine months ended September 30, 2021 and 2020. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2021 and 2020, are also unaudited. The condensed results of operations and comprehensive income (loss) for the three and nine months ended September 30, 2021, are not necessarily indicative of the results to be expected for the full year ending December 31, 2021, or for any other period.

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

Customers

For the three months ended September 30, 2021 and 2020, Teknova’s combined sales to its three largest customers accounted for approximately 40% and 38% of its total sales, respectively. Two of these customers, individually, represented 21% and 11% of total sales, respectively, for the three months ended September 30, 2021. For the nine months ended September 30, 2021 and 2020, Teknova’s combined sales to its three largest customers accounted for approximately 34% and 37% of its total sales, respectively. Two of these customers, individually, represented 19% and 10% of total sales, respectively, for the nine months ended September 30, 2021. The three customers also have combined accounts receivable balances as of September 30, 2021 and December 31, 2020, representing 55% and 25% of total receivables, respectively. Two of these customers are distributors representing a highly diversified customer base.

Suppliers

For the three months ended September 30, 2021 and 2020, purchases from two of Teknova’s suppliers together accounted for 50% and 44%, of all of the Company’s inventory purchases, respectively. For the nine months ended September 30, 2021 and 2020, purchases from two of Teknova’s suppliers together accounted for 49% and 47%, of all of the Company’s inventory purchases, respectively. The amounts due to Teknova’s largest supplier comprised approximately 11% and 15% of total accounts payable as of September 30, 2021 and December 31, 2020, respectively. One of these suppliers is a distributor representing a highly diversified supplier base.

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

Teknova records shipping and handling costs charged to customers as revenue. Shipping and handling charges are included in general and administrative expenses as revenue is recognized. Shipping and handling charges for the three months ended September 30, 2021 and 2020, were approximately $0.3 million and $0.2 million, respectively, and for the nine months ended September 30, 2021 and 2020 were approximately $0.8 million and $0.7 million, respectively. Costs incurred to obtain contracts with customers are expensed immediately because the amortization period for such costs is one year or less.

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

Disaggregation of Revenue

Teknova’s revenue, disaggregated by product category was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Lab Essentials	$7,195	$5,815	$20,440	$15,494
Clinical Solutions	1,690	1,354	4,354	3,141
Sample Transport	73	1,593	1,035	1,767
Other	434	222	954	738
Total revenue	$9,392	$8,984	$26,783	$21,140

Teknova’s revenue, disaggregated by geographic region was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
United States	$9,114	$8,747	$25,890	$20,303
International	278	237	893	837
Total revenue	$9,392	$8,984	$26,783	$21,140

Note 4. Goodwill and Intangible Assets, Net

Goodwill and intangible assets relate to the application of pushdown accounting associated with the THP Transaction.

There were no changes in the carrying amount of goodwill during the three and nine months ended September 30, 2021 and 2020.

The following is a summary of intangible assets with definite and indefinite lives (in thousands):

	Balance at September 30, 2021			Balance at December 31, 2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Definite Lived:
Customer relationships	9,180	3,108	6,072	$9,180	$2,247	$6,933
Indefinite Lived:
Tradename	12,919	—	12,919	12,919	—	12,919
Total intangible assets	22,099	3,108	18,991	$22,099	$2,247	$19,852

For the three months ended September 30, 2021 and 2020, amortization expense was approximately $0.3 million and $0.3 million, respectively. For the nine months ended September 30, 2021 and 2020, amortization expense was approximately $0.9 million and $0.9 million, respectively.

As of September 30, 2021, the remaining weighted-average useful life of definite lived intangible assets is 5.3 years. The estimated future amortization expense of intangible assets with definite lives is as follows (in thousands):

Amount
Remainder of 2021	$287
2022	1,148
2023	1,148
2024	1,148
2025	1,148
2026 and thereafter	1,195
Estimated future amortization expense of definite-lived intangible assets	$6,072

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

There were no financial instruments measured at fair value as of September 30, 2021.

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

As of September 30, 2021 the Company did not hold any short-term investments. As of December 31, 2020 short-term investments included $1.8 million of available-for-sale securities with contractual maturities less than one year.

Unrealized gains and losses associated with the investments are reported in accumulated other comprehensive income (loss). The Company did not hold any short-term investments during the three months ended September 30, 2021. For the nine months ended September 30, 2021, and for the three and nine months ended September 30, 2020, the Company recorded an insignificant amount in net unrealized gains/(losses) associated with the short-term investments through other comprehensive income on the accompanying condensed financial statements.

Realized gains and losses associated with investments, if any, are reported in other income (expense), net. The Company did not hold any short-term investments during the three months ended September 30, 2021. For the nine months ended September 30, 2021, and for the three and nine months ended September 30, 2020, the Company recorded an insignificant amount in realized gains/losses on its short-term investments.

Note 6. Inventories, Net

Inventories consist of the following (in thousands):

	As of September 30, 2021	As of December 31, 2020
Finished goods, net	$2,775	$2,093
Work in process	88	137
Raw materials, net	1,540	1,352
Total inventories, net	$4,403	$3,582

Note 7. Property, Plant and Equipment, Net

Property, plant and equipment consist of the following (in thousands):

	As of September 30, 2021	As of December 31, 2020
Machinery and equipment	$8,763	$6,084
Office furniture and equipment	516	315
Vehicles	70	128
Leasehold improvements	2,738	2,442
	12,087	8,969
Less—Accumulated depreciation	(2,174)	(995)
	9,913	7,974
Construction in progress	12,538	2,034
Total property, plant and equipment, net	$22,451	$10,008

Depreciation expense related to property, plant and equipment recorded during the three months ended September 30, 2021 and 2020 was approximately $0.5 million and $0.3 million, respectively and during the nine months ended September 30, 2021 and 2020 was approximately $1.2 million and $0.6 million, respectively.

Note 8. Accrued Liabilities

Accrued liabilities were comprised of the following (in thousands):

	As of September 30, 2021	As of December 31, 2020
Payroll-related	$2,074	$1,482
Other	809	845
Total current accrued liabilities	$2,883	$2,327

Note 9. Long-Term Debt

On March 26, 2021, the Company entered into a Credit Agreement (“Credit Agreement”) with MidCap Financial Funding (MidCap Financial Services, LLC, as servicer for MidCap Financial Trust), as an administrative agent, and such other banks and financial institutions as may be arranged by MidCap Financial Funding. The Credit Agreement provides for a $27.0 million credit facility (the “Facility”) consisting of a $22.0 million senior, secured term loan (the “Term Loan”), and a $5.0 million working capital facility (the “Revolver”). The Term Loan is staged such that $12.0 million is available immediately, an additional $5.0 million is available on September 30, 2021, and $5.0 million is available in 2022, but the final borrowing in 2022 is contingent upon achieving trailing twelve months of net revenue of $37.0 million if the proposed funding date is on or after January 1, 2022 and before July 1, 2022 or $38.5 million if the proposed funding date is on or after July 1, 2022 and on or before September 30, 2022 and earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets (as defined in the Credit Agreement). Borrowings on the Revolver are limited to a borrowing base calculation, with the initial borrowing subject to completion of an initial field exam with respect to such borrowing base assets. The initial field exam was completed during the second fiscal quarter of 2021; however, as of September 30, 2021, there was no drawdown on the Revolver. The interest on the Term Loan is based on the annual rate of one-month London Inter-Bank Offered Rate (LIBOR) plus 6.45%, subject to a LIBOR floor of 1.50%. If any advance under the Term Loan is prepaid at any time, the prepayment fee is based on the amount being prepaid and an applicable percentage amount, such as 3%, 2%, or 1%, based on the date the prepayment is made after the closing date of the Term Loan. The Credit Agreement contains a financial covenant based upon a trailing twelve months of net revenue, including a requirement of $32.0 million in the twelve months ending December 31, 2021. As of September 30, 2021, the Company has complied with these requirements. The outstanding balance on the Facility will be due in full on March 1, 2026. At the end of the Term Loan, the Company will pay an exit fee of $0.6 million, which represents 5% of the $12.0 million in borrowings made available immediately on March 26, 2021. Such fee is being accreted to interest expense over the life of the Term Loan. The Company incurred $0.3 million of debt issuance costs which are recorded in long-term debt in the condensed balance sheets.

On March 26, 2021, the Company drew the full $12.0 million of the Term Loan available. As of September 30, 2021, the gross outstanding long-term debt is $12.0 million ($11.8 million net of debt issuance costs) and is presented as long-term debt on the condensed balance sheets (in thousands). The components of the carrying value of long-term debt as of September 30, 2021 and December 31, 2020, are detailed below:

	As of September 30, 2021	As of December 31, 2020
Long-term debt	$12,000	$—
Cumulative accretion of exit fee	60	—
Unamortized debt discount and debt issuance costs	(234)	—
Long-term debt, net	$11,826	$—

At September 30, 2021, the scheduled maturities, of the Term Loan were as follows (in thousands):

Amount
Remainder of 2021	$—
2022	—
2023	—
2024	4,500
2025	6,000
2026	1,500
Total	$12,000

As of September 30, 2021, the fair value of our long-term debt approximates its carrying value. The fair value of our long-term debt was based on observable market inputs (Level 2).

Note 10. Convertible and Redeemable Preferred Stock

As of December 31, 2020, Series A preferred stock consisted of the following (in thousands, except share data):

	Shares Authorized	Shares Issued and Outstanding	Aggregate Liquidation Preference	Proceeds, net of Issuance Cost
Series A preferred stock	9,600,000	9,342,092	$41,586	$35,638

On June 14, 2021 and June 16, 2021, the Company’s board of directors and stockholders, respectively approved a 1.8746 for-one forward stock split, which was effected on June 17, 2021. On June 28, 2021, all outstanding shares of the Company’s Series A preferred stock were converted into 17,512,685 shares of the Company’s common stock on a one-to-one basis and their carrying value of $35.9 million was reclassified into stockholders’ equity. As of September 30, 2021, there were no shares of convertible and redeemable preferred stock issued and outstanding.

Note 11. Equity

Preferred stock

On June 28, 2021, in connection with the IPO, the Company’s amended and restated certificate of incorporation became effective. The amended and restated certificate of incorporation authorizes the issuance of 10,000,000 shares of preferred stock, par value $0.00001 per share, with rights and preferences, including voting rights, designated from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, the Company had 10,000,000 and zero authorized shares of the Company’s preferred stock, par value $0.00001 per share, respectively. As of September 30, 2021 and December 31, 2020, there were zero shares of the Company’s preferred stock issued and outstanding.

Common stock

As of September 30, 2021 and December 31, 2020, the Company had 490,000,000 and 30,000,000 authorized shares of the Company’s common stock, par value $0.00001 per share, respectively. As of September 30, 2021 and December 31, 2020, there were 28,011,917 and 3,599,232 shares of the Company’s common stock issued and outstanding, respectively.

Note 12. Stock-Based Compensation

2016 Stock Plan

On December 21, 2016, the Company’s predecessor entity’s board of directors adopted, and the Company’s predecessor entity’s shareholders approved, the 2016 Stock Plan, as amended (the "2016 Plan") and the Company assumed the 2016 Plan in connection with its reincorporation as a Delaware corporation in January 2019.

Certain employees, directors and consultants to the Company have been granted options to purchase common shares under the 2016 Plan and related agreements. The 2016 Plan authorizes options to be granted in the form of Incentive Stock Options or Nonstatutory Stock Options. As of September 30, 2021 and December 31, 2020, there were no shares available for issuance under the 2016 Plan.

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

2020 Equity Incentive Plan

The Company’s board of directors and the Company’s stockholders adopted the 2020 Equity Incentive Plan, as amended (the “2020 Plan”), on August 31, 2020. Pursuant to the 2020 Plan, the Company had reserved 3,143,848 shares of its common stock for issuance thereunder. As described below, after the 2021 Equity Incentive Plan (the “2021 Plan”) became effective, no additional awards will be made pursuant to the 2020 Plan; however, the 2020 Plan will continue to govern outstanding awards granted thereunder. As of September 30, 2021 and December 31, 2020, zero and 1,924,370 shares, respectively, were available for issuance under the 2020 Plan.

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

On June 14, 2021 the Company’s board of directors approved an amendment to the outstanding performance based option to acquire 231,719 shares of the Company’s common stock previously granted under 2020 Plan on August 31, 2020, to eliminate the performance based vesting and provide that such option will vest in 48 equal monthly installments commencing on June 24, 2021, the date upon which the Company’s Registration Statement on Form S-1 (File No. 333-256795) (the “IPO Registration Statement”) was declared effective by the SEC. The stock option modification was measured as the excess of the fair value of the modified option over the fair value of the original option immediately before the modification in accordance with FASB ASC Topic 718. The incremental stock-based compensation expense for such stock option modification is approximately $3.5 million, which is being amortized over the 48-month vesting period. During the three and nine months ended September 30, 2021, $0.2 million and $0.3 million in incremental stock-based compensation expense was recognized in general and administrative expense on the condensed statements of operations and comprehensive income (loss), respectively.

2021 Equity Incentive Plan

On June 14, 2021 and June 17, 2021, the Company’s board of directors and the Company’s stockholders, respectively, approved the 2021 Plan, which became effective on June 23, 2021 in connection with the IPO. From and after the date on which the 2021 Plan became effective, no further grants will be made under the 2020 Plan. 2,908,283 shares of the Company’s common stock are reserved for issuance under the 2021 Plan. As of September 30, 2021, 2,750,625 shares of the Company's common stock were available for future grants under the 2021 Plan.

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

The following table summarizes the stock option activity under the 2016, 2020, and 2021 Plans for the indicated periods (unaudited) (in thousands, except share and per share data):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2020	2,246,544	$0.95	9.41	$10,081
Granted	466,967	$14.26	—	—
Exercised	—	$—	—	—
Cancelled or forfeited	(121,849)	$1.85	—	—
Balance at September 30, 2021	2,591,662	$3.31	8.84	$56,216
Exercisable at September 30, 2021	569,589	$0.80	8.68	$13,723

Unrecognized compensation expense related to stock options was $7.4 million at September 30, 2021, which is expected to be recognized as expense over the weighted-average period of 3.4 years. Additionally, in January 2019, the Company granted 284,682 performance-based options that vest upon a change of control. As of September 30, 2021, these options were not considered probable of vesting. The Company had unrecognized compensation expense of approximately $0.5 million at September 30, 2021 relating to these options.

Stock-based compensation expense included in the accompanying condensed financial statements was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of Sales	1	—	1	—
Research and Development	30	—	107	—
Sales and Marketing	(30)	—	23	—
General and administrative	441	31	796	31
Total stock-based compensation expense	$442	$31	$927	$31

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

The weighted average assumptions used in the Black-Scholes option-pricing model are as follows:

	For the Three Months Ended September 30, 2021	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2021	For the Nine Months Ended September 30, 2020
Estimated dividend yield	0%	0%	0%	0%
Weighted-average expected stock price volatility	33.16%	36.08%	33.65%	36.08%
Weighted-average risk-free interest rate	0.99%	0.42%	0.93%	0.42%
Expected average term of options (in years)	6.25	6.25	6.11	6.25
Weighted-average fair value of common stock	$27.49	$3.46	$15.25	$3.46
Weighted-average fair value per option	$9.42	$2.13	$5.62	$2.13

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

As of September 30, 2021, the Company had 290,828 shares of the Company's common stock reserved for future grants under the ESPP. As of September 30, 2021, there had been no grants of purchase rights and no offering periods have commenced under the ESPP.

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

The following table sets forth the computation of basic and diluted net (loss) income per share attributable to common stockholders (in thousands, except share and per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss) attributable to stockholders	$(3,251)	$1,533	$(6,156)	$2,993
Undistributed income attributable to preferred stockholders	—	(1,271)	—	(2,482)
Net income (loss) attributable to common stockholders	$(3,251)	$262	$(6,156)	$511
Basic weighted-average common stock outstanding	28,011,917	3,599,232	12,069,214	3,599,232
Weighted-average effect of potentially dilutive securities:
Stock options	—	48,443	—	33,089
Dilutive weighted-average common stock	28,011,917	3,647,675	12,069,214	3,632,321
Earnings per share attributable to common stockholders:
Basic	$(0.12)	$0.07	$(0.51)	$0.14
Diluted	$(0.12)	$0.07	$(0.51)	$0.14

The following is a summary of the Company’s common stock equivalents for the securities outstanding during the respective periods that have been excluded from the computation of diluted net loss per common share, as their effect would be anti-dilutive:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options to purchase common stock	2,577,649	—	2,426,120	—
Convertible Series A preferred stock (1)	—	9,342,092	6,159,621	9,342,092
Total	2,577,649	9,342,092	8,585,741	9,342,092

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

The Company leases certain real property from Meeches, LLC and does not have any outstanding balances owed to Meeches LLC. For the three months ended September 30, 2021 and 2020, the Company paid Meeches LLC $0.1 million and $0.1 million, respectively, and for the nine months ended September 30, 2021 and 2020, the Company paid Meeches LLC $0.2 million and $0.3 million, respectively.

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

Rent expense for the three months ended September 30, 2021 and 2020 was $0.4 million and $0.3 million, respectively and for the nine months ended September 30, 2021 and 2020, was $1.3 million and $0.9 million, respectively.

Future minimum lease payments with unrelated and related parties as of September 30, 2021, are as follows (in thousands):

	Unrelated	Related	Total
Remainder of 2021	$367	$66	$433
2022	1,488	267	1,755
2023	1,498	279	1,777
2024	1,537	191	1,728
2025	1,060	—	1,060
2026 and thereafter	—	—	—
Total future minimum lease payments	$5,951	$802	$6,753

Litigation

Teknova’s industry is characterized by frequent claims and litigation, including claims regarding intellectual property and product liability. As a result, the Company may be subject to various legal proceedings from time to time. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors. The Company was not during the three and nine months ended on September 30, 2021, and was not as of the date hereof, a party to any material litigation.

Note 16. Income Taxes

For the three and nine months ended September 30, 2021, the Company recorded an income tax benefit of $0.9 million and $1.6 million, respectively. The effective tax rates for the three and nine months ended September 30, 2021 were 21.5% and 21.0%, respectively, and differ from the federal statutory rate primarily due to state losses not expected to be benefitted. For the three and nine months ended September 30, 2020, the Company recorded an income tax expense of $0.6 million and $0.9 million, respectively. The effective tax rates for the three and nine months ended September 30, 2020, were 29.3% and 23.6%, respectively. The effective tax rate for the three months ended September 30, 2020, was higher than the statutory tax rate primarily due to state taxes. The effective tax rate for the nine months ended September 30, 2020, was higher than the statutory rate primarily due to state taxes, offset by the NOL carryback refund claims.

In March 2020, in response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses. The CARES Act amends the NOL provisions of the Tax Cuts and the Jumpstart Our Business Startups Act of 2012, allowing for the carryback of losses arising in tax years 2018, 2019, and 2020, to each of the five taxable years to generate a refund of previously paid income taxes. As of September 30, 2021, the Company had an income tax receivable of $1.2 million related to anticipated refund claims.

The Company had no unrecognized tax benefits as at September 30, 2021 and December 31, 2020. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not expect the balance of unrecognized tax benefits will change significantly over the next twelve months. The Company has not accrued interest or penalties related to uncertain tax positions as of September 30, 2021.

Note 17. Subsequent Events

On October 8, 2021, the Company entered into a new lease agreement for additional warehouse and distribution space located in Hollister, California. The lease is anticipated to commence at the beginning of December 2021. The total minimum future lease payments over the five-year term of the new lease agreement are approximately $3.1 million.

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

Overview

Since our founding in 1996, we have been providing critical reagents that enable the discovery, research, development, and production of biopharmaceutical products such as drug therapies, novel vaccines, and molecular diagnostics. Our more than 3,000 active customers span the entire continuum of the life sciences market, including leading pharmaceutical and biotechnology companies, contract development and manufacturing organizations, in vitro diagnostics franchises, and academic and government research institutions. We offer three primary product types: pre-poured media plates for cell growth and cloning, liquid cell culture media and supplements for cellular expansion, and molecular biology reagents for sample manipulation, resuspension, and purification.

In 2017, we achieved ISO 13485:2016 certification, enabling us to manufacture products for use in diagnostic and therapeutic applications. Our certification allows us to offer solutions across the entire customer product development workflow, supporting their need for materials in greater volume and that meet increasingly stringent regulatory requirements.

On January 14, 2019, we entered into the THP Transaction, pursuant to which THP acquired majority control of the Company. As of September 30, 2021, THP owned 62.5% of our outstanding voting stock. The change of control effected by the THP Transaction resulted in a new basis of accounting beginning on January 14, 2019. See the section entitled “Basis of Presentation” below for a discussion of the impact of this new basis of accounting.

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

During the three months ended September 30, 2021, we generated revenue of $9.4 million, which represents an increase from $9.0 million in revenue during the three months ended September 30, 2020. During the nine months ended September 30, 2021, we generated revenue of $26.8 million, which represents an increase from $21.1 million in revenue during the nine months ended September 30, 2020. During the three months ended September 30, 2021, we reported $3.9 million of operating loss as compared to an operating income of $2.2 million during the three months ended September 30, 2020. During the nine months ended September 30, 2021, we had $7.2 million of operating loss as compared to an operating income of $3.9 million during the nine months ended September 30, 2020. For the three months ended September 30, 2021 and 2020, only 3.0% and 2.6%, respectively, of our revenue was generated from customers located outside of the United States, and for the nine months ended September 30, 2021 and 2020, only 3.3% and 4.0% of our revenue was generated from customers located outside of the United States. Our sales outside of the United States are denominated in U.S. Dollars.

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

Approximately 67% and 70% of our revenue for the three months ended September 30, 2021 and 2020, respectively, was generated from sales through direct channels and a limited salesforce, with the remainder generated through distributor sales. Approximately 70% and 71% of our revenue for the nine months ended September 30, 2021 and 2020, respectively, was generated from sales through direct channels and a limited salesforce, with the remainder generated through distributor sales

Our products are manufactured under RUO or GMP regulatory standards, the latter of which refers to a more stringent level of quality standards supported by additional levels of documentation, testing, and traceability to meet our and our customers’ desire to receive products suitable for use in diagnostic and therapeutic applications. We have three primary product categories: Lab Essentials manufactured under RUO regulatory standards, Clinical Solutions manufactured under GMP regulatory standards, and Sample Transport manufactured under GMP regulatory standards. We expect Clinical Solutions products to be an increasing portion of our overall revenue in the future. Because of the increased liquid volume needed and more stringent quality standards of Clinical Solutions products, they typically have a higher average selling price compared to similar Lab Essentials products.

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

We have recently increased our level of investment in research and new product and process development activities. In December 2020, we hired our Chief Scientific Officer with the goal of developing new products, services, and related intellectual property that may assist us in attracting and retaining customers as well as expanding into new market segments. In addition, we have grown our engineering team to innovate with process development, quality systems and automation to solidify our competitive advantage in custom manufacturing capabilities. We expect these types of expenses will be higher in the future.

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

Results of Operations

The following tables set forth our results of operations for the periods presented (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$9,392	$8,984	$26,783	$21,140
Cost of sales	5,129	3,896	14,141	8,954
Gross profit	4,263	5,088	12,642	12,186
Operating expenses:
Research and development	1,372	358	2,922	1,025
Sales and marketing	885	558	2,494	1,389
General and administrative	5,607	1,733	13,606	5,043
Amortization of intangible assets	287	287	861	861
Total operating expenses	8,151	2,936	19,883	8,318
(Loss) income from operations	(3,888)	2,152	(7,241)	3,868
Other income (expenses), net
Interest income (expense), net	(255)	19	(553)	74
Other income (expense), net	—	(2)	(2)	(27)
Total other income, net	(255)	17	(555)	47
(Loss) income before income taxes	(4,143)	2,169	(7,796)	3,915
(Benefit from) provision for income taxes	(892)	636	(1,640)	922
Net (loss) income	(3,251)	1,533	(6,156)	2,993
Change in unrealized loss on available-for-sale securities, net of tax	—	(10)	(7)	33
Comprehensive (loss) income	$(3,251)	$1,523	$(6,163)	$3,026

Revenue

Our revenue disaggregated by product category, for the three months ended September 30, 2021 and 2020, and for the nine months ended September 30, 2021 and 2020 was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Lab Essentials	$7,195	$5,815	$20,440	$15,494
Clinical Solutions	1,690	1,354	4,354	3,141
Sample Transport	73	1,593	1,035	1,767
Other	434	222	954	738
Total revenue	$9,392	$8,984	$26,783	$21,140

Total revenue was $9.4 million for the three months ended September 30, 2021, and $9.0 million for the three months ended September 30, 2020. For the nine months ended September 30, 2021, total revenue was $26.8 million, and $21.1 million for the nine months ended September 30, 2020.

Lab Essentials revenue was $7.2 million for the three months ended September 30, 2021, and $5.8 million for the three months ended September 30, 2020. For the nine months ended September 30, 2021, Lab Essentials revenue was $20.4 million, and $15.5 million for the nine months ended September 30, 2020. The increase in Lab Essentials revenue was due to a higher average revenue per customer and an increased number of customers.

Clinical Solutions revenue was $1.7 million for the three months ended September 30, 2021, and $1.4 million for the three months ended September 30, 2020. For the nine months ended September 30, 2021, Clinical Solutions revenue was $4.4 million, and $3.1 million for the nine months ended September 30, 2020. The increase in Clinical Solutions revenue was attributable to an increased number of customers somewhat offset by lower average revenue per customer.

Sample Transport revenue was $0.1 million for the three months ended September 30, 2021, and $1.6 million for the three months ended September 30, 2020. For the nine months ended September 30, 2021, Sample Transport revenue was $1.0 million, and $1.8 million for the nine months ended September 30, 2020. The decline in Sample Transport revenue for the three months ended September 30, 2021, was due to the decline in market demand for COVID-19 testing and an increase in market supply of sample transport products, which began in early 2021. The decrease in Sample Transport revenue for the nine months ended September 30, 2021 was attributable to COVID-19 related trends, demand was strong for our product during this period in 2020 and weak for our product since the first quarter of 2021. Please see Item 1A., “Risk Factors”, for a discussion of the impact of the COVID-19 pandemic on the operations of our business and the uncertainties associated with global epidemics that may have an adverse impact on our operating results, cash flows and financial condition in the future.

Our revenue disaggregated by geographic region, for the three months ended September 30, 2021 and 2020 and for the nine months ended September 30, 2021 and 2020, was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
United States	$9,114	$8,747	$25,890	$20,303
International	278	237	893	837
Total revenue	$9,392	$8,984	$26,783	$21,140

Revenue from sales to customers in the United States was $9.1 million for the three months ended September 30, 2021, and $8.7 million for the three months ended September 30, 2020. Revenue from U.S. sales represented 97.0% and 97.4% of our total revenue during the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, revenue from sales to customers in the United States was $25.9 million and $20.3 million, which represented 96.7% and 96.0% of our total revenue, respectively. We experienced significant U.S. growth due to higher revenue in all product categories except Sample Transport.

Revenue from sales to customers in markets outside of the U.S. was $0.3 million for the three months ended September 30, 2021, and $0.2 million for the three months ended September 30, 2020. Revenue from international sales represented 3.0% and 2.6% of our total revenue during the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, revenue from sales to customers in markets outside of the U.S. was $0.9 million and $0.8 million, which represented 3.3% and 4.0% of our total revenue, respectively. Revenue from sales to customers in markets outside the U.S. was relatively flat but decreased as a percentage of total revenue due to higher revenue in 2021. Our sales to customers outside of the United States are denominated in U.S. Dollars.

Gross Profit

Our gross profit for the three months ended September 30, 2021 and 2020 and for the nine months ended September 30, 2021 and 2020, was as follows (in thousands, except percentages):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of sales	$5,129	$3,896	$14,141	$8,954
Gross profit	4,263	5,088	12,642	12,186
Gross profit %	45.4%	56.6%	47.2%	57.6%

Gross profit percentage was 45.4% for the three months ended September 30, 2021, and 56.6% for the three months ended September 30, 2020. For the nine months ended September 30, 2021 and 2020, the gross profit percentage was 47.2% and 57.6%, respectively. The decrease in gross profit percentage for the three months ended September 30, 2021, was primarily driven by an increase in manufacturing overhead and higher labor costs. The decrease in gross profit percentage for the nine months ended September 30, 2021 was primarily driven by a $0.7 million reserve taken against Sample Transport inventory and an increase in manufacturing overhead as well as higher labor costs.

Operating Expenses

Our operating expenses for the three months ended September 30, 2021 and 2020, and for the nine months ended September 30, 2021 and 2020, were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$1,372	$358	$2,922	$1,025
Sales and marketing	885	558	2,494	1,389
General and administrative	5,607	1,733	13,606	5,043
Amortization of intangible assets	287	287	861	861
Total operating expenses	$8,151	$2,936	$19,883	$8,318

Research and development expenses were $1.4 million for the three months ended September 30, 2021, and $0.4 million for the three months ended September 30, 2020. For the nine months ended September 30, 2021 and 2020, research and development expenses were $2.9 million and $1.0 million, respectively. The increase was primarily driven by increased headcount, depreciation and various discretionary costs to support our new product development efforts.

Sales and marketing expenses were $0.9 million for the three months ended September 30, 2021, and $0.6 million for the three months ended September 30, 2020. For the nine months ended September 30, 2021 and 2020, sales and marketing expenses were $2.5 million and $1.4 million, respectively. The increase was primarily driven by increased headcount to develop our commercial presence and increase customer support plus higher levels of promotional spending.

General and administrative expenses were $5.6 million for the three months ended September 30, 2021, and $1.7 million for the three months ended September 30, 2020. For the nine months ended September 30, 2021 and 2020, general and administrative expenses were $13.6 million and $5.0 million, respectively. The increase was primarily driven by increased headcount as well as professional fees, stock based compensation, insurance and information technology expenses, to build the infrastructure necessary to support our growth strategy.

(Benefit from) provision for Income Taxes

Our (benefit from) provision for income taxes for the three months ended September 30, 2021 and 2020, and for the nine months ended September 30, 2021 and 2020, was as follows (in thousands, except percentages):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
(Benefit from) provision for income taxes	$(892)	$636	$(1,640)	$922
Effective tax rate	21.5%	29.3%	21.0%	23.6%

Our benefit from income taxes was $0.9 million for the three months ended September 30, 2021, which was primarily due to a federal deferred tax benefit from losses in such period. Our provision for income taxes was $0.6 million for the three months ended

September 30, 2020. The decrease in our provision for income taxes for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, was attributable to a decrease in operating income.

For the nine months ended September 30, 2021, our benefit from income taxes was $1.6 million, which was primarily due to a federal deferred tax benefit from losses in such period. Our provision for income taxes was $0.9 million for the nine months ended September 30, 2020. The decrease in our provision for income taxes for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, was attributable to a decrease in operating income.

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

The following is a reconciliation of net income (loss) to EBITDA, Adjusted EBITDA, and Adjusted Free Cash Flow, which are non-GAAP financial measures (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net (loss) income – as reported	$(3,251)	$1,533	$(6,156)	$2,993
Add back:
Interest (expense) income, net	(255)	19	(553)	74
(Benefit from) provision for income taxes	(892)	636	(1,640)	922
Depreciation expense	461	254	1,239	612
Amortization of intangible assets	287	287	861	861
EBITDA	$(3,140)	$2,691	$(5,143)	$5,314
Other and one-time expenses:
Stock-based compensation expense	442	31	927	31
Adjusted EBITDA	$(2,698)	$2,722	$(4,216)	$5,345
Less: capital expenditures	(3,907)	(1,016)	(12,465)	(1,969)
Adjusted Free Cash Flow	$(6,605)	$1,706	$(16,681)	$3,376
Add back: capital expenditures	3,907	1,016	12,465	1,969
Less: total other and one time expenses	(442)	(31)	(927)	(31)
Less: total interest, taxes, depreciation and amortization expenses	(111)	(1,158)	(1,013)	(2,321)
Net (loss) income – as reported	$(3,251)	$1,533	$(6,156)	$2,993
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities, net	321	1,101	2,381	3,455
Changes in operating assets and liabilities, net	(1,907)	(4,259)	(2,212)	(6,377)
Cash (used in) provided by operating activities	$(4,837)	$(1,625)	$(5,987)	$71

Liquidity and Capital Resources

Since inception we have financed our operations primarily through sales of our products, the sale of our Series A preferred stock and, more recently, our IPO that was completed in June 2021, which resulted in net proceeds of $99.1 million, after deducting underwriting discounts and commissions of $7.7 million and offering expenses of $3.6 million. As of September 30, 2021, we had $104.9 million in working capital, which included $98.0 million in cash and cash equivalents.

In addition to our existing cash and cash equivalents balance, our principal source of liquidity is our credit facility as described below in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Facility.”

To facilitate our expected growth, we may also lease or purchase additional facilities. We expect to continue to make investments as we expand our operations and increase capacity. In particular, we are building a new manufacturing facility in Hollister, California, which we expect to be a significant use of cash over the next 12 to 18 months. We are carrying the majority of these fixed assets as Construction in Progress on our balance sheet until the facility is put into service. These uses of cash are not reasonably likely to result in material changes in the Company’s liquidity.

The Company may also use its liquidity to pursue potential acquisitions that further or accelerate its strategy.

Credit Facility

On March 26, 2021, the Company entered into a Credit Agreement (“Credit Agreement”) with MidCap Financial Funding (MidCap Financial Services, LLC, as servicer for MidCap Financial Trust), as an administrative agent, and such other banks and financial institutions as may be arranged by MidCap Financial Funding. The Credit Agreement provides for a $27.0 million credit facility (the “Facility”) consisting of a $22.0 million senior, secured term loan (the “Term Loan”), and a $5.0 million working capital facility (the “Revolver”). The Term Loan is staged such that $12.0 million is available immediately, an additional $5.0 million is available on September 30, 2021, and $5.0 million is available in 2022, but the final borrowing in 2022 is contingent upon achieving trailing twelve months of net revenue of $37.0 million if the proposed funding date is on or after January 1, 2022 and before July 1, 2022 or $38.5 million if the proposed funding date is on or after July 1, 2022 and on or before September 30, 2022 and earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets (as defined in the Credit Agreement). Borrowings on the Revolver are limited to a borrowing base calculation, with the initial borrowing subject to completion of an initial field exam with respect to such borrowing base assets. The initial field exam was completed during the second fiscal quarter of 2021; however, as of September

30, 2021, there was no drawdown on the Revolver. The proceeds from the Facility will be used for working capital and general corporate purposes.

The interest on the Term Loan is based on the annual rate of one-month London Inter-Bank Offered Rate (LIBOR) plus 6.45%, subject to a LIBOR floor of 1.50%. If any advance under the Term Loan is prepaid at any time, the prepayment fee is based on the amount being prepaid and an applicable percentage amount, such as 3%, 2%, or 1%, based on the date the prepayment is made after the closing date of the Term Loan. The Credit Agreement contains a financial covenant based upon a trailing twelve months of net revenue, including a requirement of $32.0 million in the twelve months ending December 31, 2021. As of September 30, 2021, the Company has complied with these requirements. The outstanding balance on the Facility will be due in full on March 1, 2026. At the end of the Term Loan, the Company will pay an exit fee of $0.6 million, which represents 5% of the $12.0 million in borrowings made available immediately on March 26, 2021. Such fee is being accreted to interest expense over the life of the Term Loan. The Company incurred $0.3 million of debt issuance costs which are recorded in long-term debt, net of current portion in the condensed balance sheets. On March 26, 2021, the Company drew the full $12.0 million of the Term Loan available. As of September 30, 2021, the outstanding balance on the Term Loan is $12.0 million ($11.8 million net of debt issuance costs) and is presented as long-term debt on the condensed balance sheets (in thousands).

The maximum loan amount under the Revolver (the “Revolver Commitment Amount”) will be $5.0 million which we may request the Lenders to increase up to $15.0 million. The amount available to us under the Revolver at any one time shall be based upon an amount equal to: (i) 85% of the net collectable value of our domestic accounts receivable; plus (ii) 50% of domestic eligible finished goods inventory that does not exceed $1.0 million. Additionally, availability from finished goods inventory cannot exceed 25% of the total borrowing base availability. Interest on the outstanding balance of the Revolver will be payable monthly in arrears at an annual rate of one-month LIBOR plus 3.75%, subject to a LIBOR floor of 1.50%. There was no outstanding balance on the Revolver as of September 30, 2021.

The Credit Agreement includes a financial covenant that requires us to maintain certain minimum revenue, tested monthly based on trailing 12 months net revenue. Calendar year-end net revenue covenants are a minimum of $32.0 million at December 31, 2021, $37.5 million at December 31, 2022, $42.0 million at December 31, 2023, $46.5 million at December 31, 2024 and $51.5 million at December 31, 2025. In connection with the Facility, the Lenders received a perfected first priority security interest in all existing and after-acquired assets of the Company.

We believe these sources of liquidity, in addition to the net proceeds from our IPO, which closed on June 29, 2021, will be sufficient to fund our liquidity requirements for at least the next 24 months. Our principal liquidity requirements are to fund our operations (which includes, but is not limited to, maintaining sufficient levels of inventory to meet the anticipated demand of our customers), and to fund our capital expenditures, including the expansion of our manufacturing operations such as the construction of a new manufacturing facility in Hollister, California, which we expect to be a significant use of cash over the next 12 to 18 months. We may, however, require or elect to secure additional financing as we continue to execute our business strategy. If we require or elect to raise additional funds, we may do so through equity or debt financing, which may or may not be available on favorable terms and could require us to agree to covenants that limit our operating flexibility.

The following table sets forth, for the periods indicated, net cash flows provided by operating activities, (used in) provided by investing activities and provided by (used in) financing activities (in thousands):

	For the Nine Months Ended September 30,
	2021	2020
Net cash (used in) provided by operating activities	$(5,987)	$71
Net cash (used in) provided by investing activities	(10,109)	923
Net cash provided by (used in) financing activities	110,794	(1,599)
Net increase in cash and cash equivalents	$94,698	$(605)

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

Net cash used in operating activities was $6.0 million for the nine months ended September 30, 2021, which primarily consisted of net loss of $6.2 million plus net adjustments for non-cash charges of $2.4 million, offset by net changes in operating assets and liabilities of $2.2 million. The primary non-cash adjustments to net income included $2.1 million of depreciation and amortization, $0.9 million of stock-based compensation, $0.7 million of inventory reserve, partially offset by $1.6 million in deferred taxes. Net cash used in changes in operating assets and liabilities consisted primarily of a $1.6 million decrease in Prepaid expenses and other assets, a $1.5 million decrease in inventories, partially offset by $1.0 million increase in accounts payable and accrued liabilities.

Net cash provided by operating activities was $0.1 million for the nine months ended September 30, 2020, which primarily consisted of net income of $3.0 million plus net adjustments for non-cash charges of $3.5 million, offset by net changes in operating assets and liabilities of $6.4 million. The primary non-cash adjustments to net income included $1.9 million of deferred taxes and $1.5 million of depreciation and amortization. Net cash used in changes in operating assets and liabilities consisted primarily of a $2.5 million increase in accounts receivable, a $1.9 million increase in prepaid expenses and other assets and a $1.7 million decrease in accounts payable, accrued liabilities and other current and noncurrent liabilities.

Investing Activities

Net cash (used in) provided by investing activities relates primarily to capital expenditures and purchases of marketable securities, partially offset by proceeds from maturities and sales of marketable investments.

Net cash used in investing activities was $10.1 million for the nine months ended September 30, 2021, which primarily consisted of purchases of property, plant and equipment of $12.5 million. This was partially offset by receipt of proceeds from sales and maturities of short-term marketable securities of $1.1 million and $0.7 million, respectively, and proceeds from a loan to a related party of $0.5 million.

Net cash provided by investing activities was $0.9 million for the nine months ended September 30, 2020, which primarily consisted of proceeds from maturities and sales of short-term marketable securities of $2.9 million and $1.7 million, respectively. This was partially offset by purchases of purchases of property, plant and equipment of $1.9 million and short-term marketable securities of $1.8 million.

Financing Activities

Net cash provided by (used in) financing activities primarily relates to proceeds from our IPO, net of underwriters’ commissions and discounts, payment of issuance costs of the IPO, and proceeds from long term debt.

Net cash provided by financing activities was $110.8 million for the nine months ended September 30, 2021, which was primarily attributable to proceeds from the IPO, net of underwriters’ commissions and discounts of $102.7 million and proceeds from long-term debt pursuant to the MidCap Credit Facility of $11.9 million, partially offset by payment of costs related to our IPO of $3.6 million.

Net cash used in financing activities was $1.6 million for the nine months ended September 30, 2020, which was primarily attributable to indemnity holdback release.

Contractual Obligations and Commitments

We have various non-cancelable operating leases for commercial, office, manufacturing, and warehouse space, as well as vacant land in Hollister, California. The leases have terms with varying expiration dates ranging from September 30, 2022 to December 31, 2025 and include options to extend such leases. Specifically, our lease for vacant land in Hollister, California expired on June 30, 2021 and was not renewed. As of September 30, 2021, these leases represented a remaining contractual obligation of $6.0 million. As of December 31, 2020, these leases represented a remaining contractual obligation of $7.0 million.

Additionally, we lease our warehouse in Mansfield, Massachusetts. This lease expires in August 2024, and, as of September 30, 2021 and December 31, 2020, represented a remaining contractual obligation of $0.8 million and $1.0 million, respectively.

On March 26, 2021, we entered into a Credit Agreement with MidCap Financial Trust. The Credit Agreement provides for a $27.0 million credit facility consisting of a $22.0 million senior, secured term loan, and a $5.0 million working capital facility. On March 26, 2021, $12.0 million of the Term Loan funded at close. We are obligated to pay interest on the outstanding balance of the Term Loan at an annual rate of one-month LIBOR plus 6.45%, subject to a LIBOR floor of 1.50%. The outstanding balance of the Term Loan is due in full on March 1, 2026. We have met the borrowing conditions set forth in the Credit Agreement as of September 30, 2021, pursuant to which the Revolver is now available for utilization.

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

Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of a material weakness in our internal control over financial reporting as previously disclosed in the Final Prospectus, our disclosure controls and procedures were not effective as of September 30, 2021.

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

Changes in Internal Control

Other than the changes intended to remediate these material weaknesses noted above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, as well as other information included in this Quarterly Report on Form 10-Q, and in our other public filings. The risks and uncertainties described below are not the only ones we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, results of operations and prospects. In that event, the trading price of our common stock could decline, and you may lose all or part of your original investment. This Quarterly Report on Form 10-Q also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below. The risks relating to our business as set forth in the Final Prospectus are set forth below and are unchanged substantively as of September 30, 2021, except for those risks designated by an asterisk (*).

Risks Related to Our Business and Strategy

*We have incurred operating losses in the past and may incur losses in the future.

We have incurred operating losses in the past, may incur operating losses in the future and may never achieve or maintain profitability. While we had net income of approximately $3.6 million for the year ended December 31, 2020, we incurred net losses in the past, including $1.3 million for the period from January 14, 2019 through December 31, 2019, and approximately $0.1 million for the period from January 1, 2019 through January 13, 2019. In addition, during the nine months ended September 30, 2021, we incurred a net loss of $6.2 million. We expect that our operating expenses will continue to increase as we grow our business and we anticipate additional costs in connection with legal, accounting and other administrative expenses related to operating as a public company. Since our inception, we have financed our operations primarily through revenue from our products and the sale of our equity securities. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate sufficient to offset increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. We may never be able to generate sufficient revenue to maintain profitability and our recent and historical growth and profitability should not be considered indicative of our future performance.

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
•
changes in any governmental declaration of a global pandemic;
•
the relative quality, performance, and reliability of our products;
•
changes in governmental regulations or the regulatory posture toward our business and the businesses of our customers;
•
the volume and mix of the products we sell or changes in the production or sales costs related to our products;
•
the success of new products we introduce or product enhancements we or others in our industry make;
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

We intend to extend our rapid custom production capability by investing in automation and infrastructure to substantially increase the manufacturing capacity at our facilities, improve operating efficiency through the use of automation, and reduce delivery time for our custom RUO products and our products manufactured subject to Good Manufacturing Processes ("GMP") requirements. We have recently expanded our footprint from 64,000 square feet to approximately 146,000 square feet and expect to expand our total production capacity by five-fold over the course of the next two years. The expansion and automation of existing manufacturing facilities, as well as new or expanded manufacturing operations, could be disruptive to our operations, divert the attention of management and require significant investments. Our ability to increase our manufacturing capacity is subject to a number of uncertainties inherent in all new manufacturing operations, including ongoing compliance with regulatory requirements, procurement and maintenance of construction, environmental and operational licenses and approvals for additional expansion, delays in construction, potential supply chain constraints, hiring, training and retention of qualified employees and the pace of bringing production equipment and processes online with the capability to manufacture high-quality products at scale. If we experience any issues or delays in meeting our projected timelines for expansion, our projected costs or capital efficiency expectations are not met or the anticipated production capacity for our expansion efforts is not as expected, our business, financial condition, results of operations, cash flows and prospects may be harmed.

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

In March 2020, the World Health Organization declared that the outbreak of COVID-19 was a global pandemic. The COVID-19 pandemic has and continues to significantly affect the United States and global economies. Because our business is categorized as being a part of the country’s critical infrastructure, we were able to continue operations during the COVID-19 pandemic even when other businesses were required to close. However, the outbreak has affected and may again affect our operations, including our operations in San Benito County, California where much of our management team and a significant majority of our employees are located. The COVID-19 pandemic was met with various responses, including government-imposed shelter-in-place orders, quarantines, travel restrictions and other public health safety measures, as well as reported adverse impacts on healthcare resources, facilities and providers across the United States and in other countries. In response to the spread of COVID-19, and in accordance with direction from state and local government authorities, we restricted access to our facilities mostly to personnel and third parties who were required to perform critical activities on-site, limited the number of such personnel who were present at our facilities at any one time, and required that many of our personnel work remotely. As of the date of this filing, the foregoing measures are no longer in place. However, the COVID-19 pandemic continues to evolve and if government authorities recommend or require the imposition of such or similar restrictions in response to the COVID-19 or another pandemic in the future, our employees conducting research and development or manufacturing activities may not be able to access our laboratory or manufacturing facilities and our core activities may be significantly limited or curtailed, possibly for an extended period of time.

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

Any of these factors could severely impact our research and development activities, manufacturing business operations and sales or delay necessary interactions with local regulators, third-party vendors and other important contractors and customers. These and other factors arising from the COVID-19 pandemic could worsen in countries that have already experienced significant levels of COVID-19 infections, could continue to spread to additional countries or could return to countries where the pandemic has been significantly contained and could further adversely impact our ability to conduct our business generally and have a material adverse impact on our business, financial condition, results of operations, cash flows and prospects.

The extent to which COVID-19 or another pandemic may negatively impact our operations and results of operations or those of our suppliers, partners or customers will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of a disease, the duration of a pandemic, the extent of travel restrictions, additional or modified government actions in response, new information that will emerge concerning the severity and impact of COVID-19 or mutations to the virus that causes the disease and actions to contain the pandemic or treat its impact, such as social distancing, quarantines, lock-downs or business closures.

We cannot predict the scope and severity of any potential or ongoing business shutdowns or disruptions as a result of COVID-19 or a subsequent pandemic. If we or any of the third parties with whom we engage were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

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

For the 2020 Successor Period (e.g. the year-ended December 31, 2020), and the combined 2019 Predecessor Period (e.g. the period from January 1, 2019 through January 13, 2019) and 2019 Successor Period (e.g. the period from January 14, 2019 through December 31, 2019), revenue from our three largest customers accounted for approximately 33% and 42% of our total revenue, respectively. However, we note that two of these customers are distributors representing highly diversified customer bases. For the 2020 Successor Period, one of our largest customers is a distributor that accounted for 15% of our total revenue, and our next largest customer accounted for 10%, each of which buy from us on a purchase order basis. The revenue attributable to our top customers has fluctuated in the past and may fluctuate in the future, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects. In addition, the termination of these relationships could result in a temporary or permanent loss of revenue.

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

Gene therapy and mRNA vaccines remain relatively new and are under active development, with only a few gene therapies and mRNA vaccines authorized or approved to date by regulatory authorities. Public perception may be influenced by claims that gene therapy or mRNA vaccines are unsafe or ineffective, and gene therapy may not gain the acceptance of the public or the medical community. In addition, ethical, social, legal and financial concerns about gene therapy and mRNA vaccines could result in additional regulations or limitations or even prohibitions on certain gene therapies or vaccine-related products. More restrictive regulations or negative public perception could reduce certain of our customers’ use of our products, which could negatively affect our revenue and performance. In addition, certain of the COVID-19 vaccine development and diagnostic testing programs utilize our bacterial cell culture media and our molecular biology reagents, which we manufacture subject to GMP requirements. While some are still in development, others have been through clinical trials and have received Emergency Use Authorization (“EUA”) or full approval from the FDA. There can be no assurance that products subject to an EUA will receive full FDA approval or that there will not be changes in formulation affecting the use of our products. There can be no assurance that any gene therapy, vaccine programs or diagnostic tests will proceed to clinical trials or result in a commercial product, or that any resulting gene therapies, vaccines or diagnostic tests will incorporate or utilize our products.

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

We plan to continue a strategy of growth and development for our business. To this end, we actively evaluate various strategic transactions on an ongoing basis, including licensing or acquiring complementary products, technologies or businesses that would complement our existing portfolio of products and services. We may need to seek additional financing to fund these strategic investments or transactions. Should we need to do so, we may not be able to secure such financing, or obtain such financing on favorable terms because of the volatile nature of the life sciences marketplace. In addition, future acquisitions may require the issuance or sale of additional equity, or equity-linked securities, which may result in additional dilution to our stockholders. The Credit Agreement, dated as of March 26, 2021, with MidCap Financial Funding (MidCap Financial Services, LLC, as servicer for MidCap Financial Trust), as an administrative agent, and such other banks and financial institutions as may be arranged by MidCap Financial Funding (the “Credit Agreement”), contains a number of restrictive covenants that impose significant restrictions on our ability to make acquisitions or certain other investments and our ability to make such acquisitions or other investments may be further limited by the terms of any future debt or preferred securities we may issue or any future credit facilities we may enter into.

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

We make certain of our products available to customers as research-use-only (“RUO”) products. RUO products belong to a separate regulatory classification under a long-standing FDA regulation. From an FDA perspective, products that are intended for research use only and are labeled as RUO are not regulated by the FDA as in vitro diagnostic devices for clinical use, and are therefore not subject to the specific regulatory requirements applicable to in vitro diagnostic devices for clinical use. RUO products may be used or distributed for research use without first obtaining FDA clearance, authorization or approval. The products must bear the statement: “For Research Use Only. Not for Use in Diagnostic Procedures.” RUO products cannot make any claims related to safety, effectiveness or diagnostic utility, and they cannot be intended for human clinical diagnostic use. Accordingly, a product labeled RUO but intended or promoted for clinical diagnostic use may be viewed by the FDA as adulterated and misbranded under the FDCA and subject to FDA enforcement action. The FDA will consider the totality of the circumstances surrounding distribution and use of an RUO product, including how the product is marketed and to whom, when determining its intended use. The FDA could disagree with our assessment that our products are properly marketed as RUO, or could conclude that products labeled as RUO are actually intended for clinical diagnostic use, and could take enforcement action against us, including requiring us to stop distribution of our products until we are in compliance with applicable regulations, which would adversely affect our business, financial condition, results of operations, cash flows and prospects. In the event that the FDA requires us to obtain marketing authorization of our RUO products in the future, there can be no assurance that the FDA will grant any clearance or approval requested by us in a timely manner, or at all. Our raw material products are manufactured following the voluntary quality standards of ISO 13485:2016. Additionally, products we offer as “GMP-grade” raw material products that we voluntarily manufacture consistent with GMP requirements also follow ISO 13485:2016 standards. We believe these raw material products, including our raw material products offered as “GMP-grade,” are exempt from compliance with FDA regulatory requirements, given that we do not believe they are finished devices as our raw material products are further processed by our customers. Our products are provided to customers under contracts and purchase orders that outline quality standards and product specifications. As products advance through the clinical phases, requirements become more stringent and we work with customers to define and agree on requirements and risks associated with their product.

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

In addition to our financial results, our management regularly reviews a number of operating and financial metrics, including a breakdown of product revenue into Lab Essentials revenue, Clinical Solutions revenue and Sample Transport revenue, revenue by customer market (pharmaceutical/biotechnology, and academia, government, distributors and healthcare providers), average revenue per customer, number of customers, average sale price by product, orders per day, quotes per day, delivery times, order type, new customer metrics, and status of pipeline opportunities that represent potential customers, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. As both the industry in which we operate and our business continue to evolve, so too might the metrics by which we evaluate our business and the Company. In addition, while the calculation of the metrics we use is based on what we believe to be reasonable estimates, our internal tools are not independently verified by a third party and have a number of limitations and, furthermore, our methodologies for tracking these metrics may change over time, for example, the industry breakdown of our customer revenue by government, pharma/bio and academia sales. Accordingly, investors should not place undue reliance on these metrics.

We may be required to record a significant charge to earnings if our goodwill and other intangible assets, or other investments become impaired.

We are required under GAAP to test goodwill and indefinite lived intangibles for impairment at least annually and to review our goodwill, intangible assets and other assets acquired through merger and acquisition activity for impairment when events or changes in circumstance indicate the carrying value may not be recoverable. Factors that could lead to impairment of goodwill, intangible assets and other assets acquired via acquisitions include significant adverse changes in the business climate and actual or projected operating results (affecting our company as a whole or affecting any particular segment) and declines in the financial condition of our business. As of September 30, 2021, goodwill and intangible assets represented approximately 21% of our total assets. If we determine that there has been impairment, our financial results for the relevant period would be reduced by the amount of the impairment, net of tax effects, if any. We may be required in the future to record charges to earnings if our goodwill, intangible assets or other investments become impaired. Any such charge would adversely impact our financial results.

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

Furthermore, the presentation of our financial results requires us to make estimates and assumptions that may affect revenue recognition. In some instances, we could reasonably use different estimates and assumptions, and changes in estimates may occur from period to period. See Note 3 to our unaudited financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for a discussion of Revenue Recognition.

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

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain the licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product, or the dispute may have an adverse effect on our results of operations.

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

As of September 30, 2021, we have 28,011,917 outstanding shares of common stock, which includes 21,111,917 shares of our common stock that are currently subject to a 180-day lock-up period provided under lock-up agreements executed in connection with the IPO. Upon the expiration of such contractual lock-up period, 21,111,917 shares will be eligible for sale in the public market, substantially all of which are held by directors, executive officers and other affiliates. These shares will be subject to volume, manner of sale and other limitations under Rule 144 of the Securities Act (“Rule 144”). In addition, shares covered by registration rights represent approximately 75.2% of our outstanding common stock. Registration of any of these outstanding shares of common stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the registration statement.

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

As of September 30, 2021, there were 322,174, 2,111,830 and 159,934 shares of common stock reserved for issuance pursuant to outstanding stock option awards under the 2016 Plan, the 2020 Plan and the 2021 Plan, respectively. In addition, a total of

2,750,625 and 290,828 shares of common stock have been reserved for future issuance under the 2021 Plan and our ESPP, respectively. In addition, the 2021 Plan and the ESPP provide for annual automatic increases in the number of shares reserved thereunder. In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to you.

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

We believe that our existing cash and cash equivalents as of September 30, 2021, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 24 months. However, we may need to raise substantial additional capital to:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
Unregistered Sales of Equity Securities

None.

(b)
Use of Proceeds

Cash used since the IPO is described elsewhere in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our periodic reports filed with the SEC. There has been no material change in the planned use of proceeds from the IPO from those described in the Final Prospectus.

(c)
Repurchases

None.

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

ALPHA TEKNOVA INC.

Date: November 12, 2021	By:	/s/ STEPHEN GUNSTREAM
Stephen Gunstream
President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2021	By:	/s/ MATTHEW LOWELL
Matthew Lowell
Chief Financial Officer (Principal Financial Officer)