Form 10-K
period 2021-12-31
Alpha Teknova, Inc.
filed 2022-03-18
CIK 1850902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40538

ALPHA TEKNOVA, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3368109
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2451 Bert Dr. Hollister, CA	95023
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (831) 637-1100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	TKNO	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on June 30, 2021 was $163,737,000.

The number of shares of Registrant’s Common Stock outstanding as of March 15, 2022 was 28,042,479.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2022 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement, or an amendment to this Annual Report on Form 10-K, will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2021.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements relating to our financial condition, results of operations, plans, objectives, future performance and business, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “would,” “potential,” “likely,” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

▪
our future financial performance, including our revenue, costs of revenue and operating expenses;
▪
our ability to achieve and grow profitability;
▪
our ability to consistently deliver high quality, custom, made-to-order products meeting our customers’ expectations and quality requirements, including as they increase the scale of their demand over time;
▪
the continued adaptability and versatility of our proprietary manufacturing processes;
▪
the longevity of our customer relationships and the likelihood that our customers substitute our products with alternatives;
▪
the promising nature of cell and gene therapy research, the size and growth of our potential markets and our ability to capture market share;
▪
the impact the novel coronavirus (COVID-19) or any pandemic, epidemic or outbreak of infectious disease, natural disasters, geopolitical unrest, war, terrorism, public health issues or other catastrophic events may have on our business;
▪
the ability of our products and services to perform as expected and the reliability of the technology on which our products and services are based;
▪
the suitability of our products to meet customers’ growing needs and our ability to collaborate with our customers to meet their demands;
▪
the increasing use of messenger ribonucleic acid (mRNA) vaccines and therapies and the resulting demand for more customized, Good Manufacturing Practices (GMP) bacterial cell culture media and associated formulations over the short- and long-terms;
▪
our ability to make the investments required to maintain our operational excellence, including through extending our rapid custom production capabilities;
▪
our ability to continue to expand our total manufacturing capabilities;
▪
our future investments to strengthen our marketing, sales, research and development (R&D) and technical support organizations;
▪
our ability to onboard new gene therapy and mRNA therapeutic customers and migrate our current customer base from research to GMP-grade products;
▪
our ongoing ability to hire and retain skilled personnel;
▪
regulatory developments in the United States (U.S.) and other foreign countries;
▪
the impact of revenue recognition rules and other factors on our financial results;
▪
our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (JOBS Act);
▪
our ability to obtain, maintain and enforce intellectual property protection for our current and future product and service offerings, including our ability to protect our trade secrets, trademarks and trade names; and
▪
the increased expenses associated with being a public company.

We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects, business strategy and financial needs. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, assumptions and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Other sections of this Annual Report on Form 10-K describe additional factors that could adversely impact our business and financial performance. Furthermore, new risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. This Annual Report on Form 10-K therefore does not contain an exhaustive list of all potentially applicable risks. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K. While we believe that information forms a reasonable basis for such statements, it may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon them.

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which they are made. We undertake no obligation to update any forward-looking statements after the date of this Annual Report on Form 10-K or to conform such statements to actual results or revised expectations, except as required by law.

You should read this Annual Report on Form 10-K and the documents to which we refer herein and have filed as exhibits completely and with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

PART I

Item 1. Business.

Overview

Alpha Teknova, Inc. (referred to herein as the Company, Teknova, we, us or our) is a leading provider of critical reagents that enable the discovery, development and production of biopharmaceutical products such as drug therapies, novel vaccines, and molecular diagnostics. Our more than 3,000 active customers span the continuum of the life sciences market and include leading pharmaceutical and biotechnology companies, contract development and manufacturing organizations, in vitro diagnostics franchises, and academic and government research institutions. Our Company is built around our knowledge, methods and know-how in our manufacturing processes, which are highly adaptable and configurable. These proprietary processes enable us to manufacture and deliver high quality, custom, made-to-order products with short turnaround times and at scale, across all stages of our customers’ product development, including commercialization.

We have substantial expertise in manufacturing customer-specified formulations and have demonstrated the ability to manufacture and deliver our products to customers quickly. Due to our expertise in raw materials sourcing, chemical formulation, and quality control, developed over more than two decades, we are typically able to move a new custom product into production in a matter of weeks from order receipt. This can allow our customers to receive their products in weeks as compared to months from alternative suppliers employing traditional production environments. Our processes are designed to handle a diverse array of customer-requested inputs, which vary by volume, chemical formulation, quality specifications, container types, and transportation requirements, enabling broad use of our products across the life sciences market. Our proprietary capabilities and products underpin the value we provide to customers across their product development and commercialization activities and allow us to scale with our clients as they grow, supporting their need for materials in greater volumes and that meet increasingly stringent regulatory requirements.

We offer three primary product types: pre-poured media plates for cell growth and cloning, liquid cell culture media and supplements for cellular expansion, and molecular biology reagents for sample manipulation, resuspension, and purification. We typically begin working with customers in the discovery phase of development, in which they use off-the-shelf (catalog) formulations for initial experimentation. As customers’ product development progresses and they advance to requiring products with improved performance, in greater volumes, and that meet GMP regulatory requirements, they routinely go on to order high value, custom, and GMP-grade products. We believe the highly bespoke nature of our portfolio makes us a critical, trusted supplier to our customers.

Due to the extensive validation required for these custom products, our customers frequently integrate them as components into the lifecycle of their own products and, we believe, are therefore unlikely to substitute Teknova’s components with alternatives. As a result, our customer relationships typically span many years and help drive recurring business. Moreover, we are committed to delivering high levels of customer satisfaction through continued

investment in our customer service, infrastructure, quality systems and manufacturing processes. During 2021, we achieved an annual customer retention rate of approximately 97% for customers purchasing more than $10,000 yearly, which customers accounted for just over 10% of our customer base and approximately 90% of our average annual revenue during that period. We believe the Teknova brand is well established in the life sciences industry as a result of our track record of delivering high quality, custom products and providing superior customer service.

We participate in multiple market segments because customers use our products across the life sciences, including in high growth areas like cell and gene therapy research, development, and production. The investment capital raised by companies developing and commercializing cell and gene therapies increased from $9.8 billion in 2019 to $19.9 billion in 2020 and then to $23.1 billion in 2021, according to the Alliance for Regenerative Medicine.

Unlike conventional small molecule or protein drugs such as antibodies, many cell and gene therapies require bacterially produced DNA plasmids for their production. Nucleic acid therapeutics, such as the mRNA vaccines developed to reduce the severity of the disease caused by coronavirus infections, are another category of products requiring bacterial production. While sharing some similarities with mammalian bioproduction used for antibodies and other protein therapeutics, bacterial production relies on different processes, reagents, and expertise. Teknova is a leading provider of research and GMP-grade bacterial cell culture media and specialized chromatography solutions, which we believe positions us especially well to capture share in the high growth cell and gene therapy markets.

We believe our prospects for growth will also benefit from developments in other fields, including the validation of mRNA vaccines and their possible use in therapies, continued significant investment in synthetic biology, and growing interest in molecular diagnostics and genomics. We believe the key industry factors that will drive our continued growth include:

▪
the central role that bacterial cell culture plays in producing plasmids, an essential ingredient in cell and gene therapy bioproduction;
▪
the need for custom reagents for viral purification in the development of gene therapies to increase viral production efficiency, yield, and purity;
▪
the growing demand for a single, adaptable, end-to-end provider that can offer both research use only (RUO) as well as GMP-grade, custom, made-to-order products with short turnaround times;
▪
the importance of GMP-grade products in a development and manufacturing process that is subject to complex and stringent regulatory requirements; and
▪
the need for suppliers capable of quickly scaling production volumes up and down in response to customer needs.

The nature of many of our products and their uses require that they be manufactured by highly skilled personnel in contamination-controlled environments, following exacting procedures to ensure quality. We manufacture our products at our facilities in Hollister, California, which were purpose-built to address our customers’ needs for custom-made, RUO, or GMP-grade input components.

Our Portfolio

Our products are used across all stages of biopharmaceutical and diagnostic development workflows from discovery to commercialization. They include essential formulations for common research applications and highly customized formulations for customer-specific applications in genomics and bioproduction. Our customers also use our GMP-grade products as components in diagnostic kits and in the production of therapeutics.

Business Lines

We have two primary business lines: Lab Essentials and Clinical Solutions. Previously, we had a third business line, Sample Transport, which we ceased producing in 2021. Our products cross all stages of development, from early research through commercialization.

Lab Essentials

We are a leader in providing highly complex chemical formulations for use in biological research and drug discovery. Our core research products consist of commonly used, made-to-stock solutions and customer-specified formulations. During discovery, our products are used regularly in small, bench-scale experiments. As customers optimize their processes and begin to scale up in volume, they tend to order more custom products. The Lab Essentials portion of our business includes: pre-poured media plates for cell growth and cloning, liquid cell culture media and supplements for cellular expansion, and molecular biology reagents for sample manipulation, resuspension, and purification. Our research products include essential formulations for common research applications and highly customized formulations for customer-specific applications in genomics and bioproduction. For the year ended December 31, 2021, our Lab Essentials business contributed approximately 74% of our total revenue.

Clinical Solutions

In 2017, we achieved International Organization for Standardization (ISO) 13485:2016 certification, enabling us to meet the Quality System Regulation (QSR) under 21 CFR Part 820 of products for use in diagnostic and therapeutic applications. Our Clinical Solutions products are custom clinical products used in the production of mRNA vaccines, protein therapies, gene therapies, and diagnostic kits. Since offering GMP-grade products, we have achieved substantial growth in the number of customers seeking these products annually. For the year ended December 31, 2021, our Clinical Solutions business contributed approximately 18% of our total revenue.

Sample Transport

In 2020, we developed and commercialized a suite of sample collection and transport reagents to aid in sample processing for COVID-19 testing. Subsequently, demand for COVID-19 testing declined significantly while the market supply of sample transport medium grew. As a result, in 2021, we decided to cease production of transport medium and no longer market those reagents. For the year ended December 31, 2021, sales of Sample Transport products accounted for approximately 4% of our total revenue.

Product Types

We have three primary product types: pre-poured media plates for cell growth and cloning; liquid cell culture media and supplements for cellular expansion; and molecular biology reagents for sample manipulation, resuspension, and purification.

Pre-poured Media Plates

We have an extensive selection of standard and specialty pre-poured media plates for a wide variety of applications including bacteria, fungi, and nematode growth. Pre-poured media plates, also referred to as agar plates, are the industry standard for growing microorganisms. The agar contains nutrients for the microorganism to grow and often contains compounds, such as antibiotics, to identify and select for microorganisms of interest. Microbes are spread on agar media to produce colonies, which are identical sets or clones of the original microorganism. The use of media plates is essential in the drug development process as it enables scientists to perform discovery experiments, express proteins, select cells for further expansion, and monitor the sterility of a bioproduction environment. Our ability to manufacture specialty pre-poured media plates across a wide range of formulations and plate formats makes them suitable for the most complex biological experiments and high throughput robotic applications.

Cell Culture Media and Supplements

Cell culture media and supplements are used to expand, or grow, a particular cell of interest under controlled conditions. Cell culture media is composed of essential nutrients, such as amino acids and carbohydrates, growth factors, and hormones. To maintain the cells in culture, supplements (such as growth factors and sugars) are added to the culture over time. Expansion of cell lines is fundamental to the production of enzymes, antibodies, vaccines, and protein therapeutics. Different cells, based on species of origin or cell type, require different nutrients for efficient growth. The ability to customize cell culture media and supplements for a specific cell line is necessary to optimize bioproduction purity and yield. Given our customers’ desire to optimize cell culture processes early in development, combined with our ability to offer low production volumes for custom formulations, and then to scale production volumes over time, we believe we are a critical supplier for cell culture development and optimization. In addition, we are a leader in the production of bacterial cell culture media and supplements, which are critical inputs into mRNA vaccine and gene therapy production processes.

Molecular Biology Reagents

Molecular biology reagents are a cornerstone of biological research, molecular diagnostics, drug development, and bioproduction. Molecular biology reagents are used routinely for a wide variety of applications, including, but not limited to: washing samples; resuspending samples; purifying nucleic acids or proteins; analyzing samples, cell lysis, and sample management. We offer thousands of stock keeping units (SKUs). Our diverse offering simplifies widely used biological protocols for our customers. As customers begin to scale production volumes and require increased manufacturing precision, customers frequently seek to specify formulations and product packaging requirements—areas we specialize in providing—to achieve their goals of increasing product performance and realizing manufacturing efficiencies.

Competitive Strengths

Expertise in Complex, Custom Chemical Formulation Manufacturing

We work closely with our customers to provide highly customized formulations across a variety of workflows. Our customers routinely specify the raw material source, chemical composition, packaging, labeling, and quality control specifications required for their desired product. Through two decades of capital investment and process optimization, we have created a production system designed to develop and manufacture customer-specified formulations, which we believe enables us to produce and quality control custom products faster than our competitors. We leverage our proprietary chemical formulation and production expertise, supported by a product database consisting of the formulations of thousands of previously made products. This database, along with our tenured staff, allows us to quickly determine the optimal production process and meet the associated complexity requirements for custom orders. We believe our ability to rapidly customize has led to significant adoption of our products.

Quality and Regulatory Expertise Drives Deep Customer Relationships

The life sciences industry is subject to rigorous regulatory scrutiny in areas such as quality, reliability, and performance. Our customers rely on us to meet these high standards while also facilitating the development of novel, innovative products. During the early stages of product development, we manufacture formulations specified by our customers to aid in the optimization of therapeutic or diagnostic production processes. Our customers frequently validate these custom-made research and GMP-grade components into their production processes, allowing them to remain with us as a single supplier, as they scale up from research to commercial production. As a result of the extensive validation and regulatory requirements applicable to these therapeutic and diagnostic products, we believe these components are often used for the life of a product, as evidenced by our customer retention rates. We are focused on developing and fostering long-term relationships with our customers, which has resulted in increased purchasing volumes from our customers over time.

Industry Leading Delivery Time for Custom Products

Our operations, built upon our proprietary manufacturing processes developed over the past 20 years, enable adaptable, versatile, and rapid production of complex chemical formulations. Our production process is designed to handle diverse inputs in volume and product type, allowing us to deliver custom, made-to-order products for our clients across the life sciences industry. We seek to collaborate with our customers to gain visibility into their product development and purchasing requirements and are positioned to react quickly to meet their needs. Due to our expertise in raw materials sourcing, product creation, chemical formulation, and quality control, we are typically able to move a new custom product into production in a matter of weeks from order receipt. In addition, we can provide custom solutions at low minimum volumes and increase in scale by 100-fold within the same production environment. This means our customers can receive their products in weeks rather than months compared to other suppliers employing traditional production environments. We ship more than 80% of our custom products less than three weeks from order placement.

For the year ended December 31, 2021, three of our suppliers each made up 10% or more of our total inventory purchases, which suppliers comprised 61% of our total inventory purchases in the aggregate. One supplier, a distributor, accounted for 40% of total inventory purchases and two of our other suppliers accounted for 11% and 10% of total inventory purchases, respectively. For the year ended December 31, 2020, four of our suppliers each made up 10% or more of our total inventory purchases, which suppliers comprised 86% of our total inventory purchases in the aggregate. One supplier, a distributor, accounted for 29% of our total inventory purchases and three of our other suppliers accounted for 25%, 21% and 11% of total inventory purchases, respectively.

Well Positioned in Rapidly Evolving Cell and Gene Therapy Market

We work closely with our cell and gene therapy customers to provide customized, made-to-order formulations across a variety of workflows. Our products are critical components frequently used in the research and development of cell-and-gene-therapy-derived pharmaceuticals and vaccines. In particular, we are a leading provider of research and GMP-grade bacterial cell culture media and specialized chromatography solutions—reagents required for plasmid and therapeutic nucleic acid production—which we believe positions us especially well to capture share in these growing markets.

A report commissioned by us predicts that, compared to spending during phase 1 clinical trials, average spend by customers developing cell and gene therapies increases by 1.4 times during phase 2 trials, 3.2 times during phase 3 trials and 29.8 times during commercial production, following U.S. Food and Drug Administration (FDA) approval. Our data shows that in calendar year 2021, of our approximately 80 customers who were active in cell and gene therapy development, 42% of them purchased solely catalog products from us, 40% purchased at least one custom product, and 18% purchased at least one GMP-grade product. We therefore believe that our customers will spend more with us over time as cell and gene therapies move through the FDA approval process and they purchase more GMP-grade products. Combined with our existing strengths and planned investments in areas valued by developers of cell and gene therapies, which we discuss elsewhere in this Annual Report on Form 10-K, we therefore aim to significantly increase our overall revenue from sales to customers active in cell and gene therapy in the years ahead.

Source: Fletcher Spaght Growth Report, a report commissioned by us

Experienced Leadership and Talented Workforce

Our senior management team has deep experience across the life sciences, diagnostics, and biopharmaceutical market segments. Our senior management team has served in numerous leadership roles at both large, multinational organizations and small growth companies. Our employees, a number of whom have been with us for over a decade, provide tailored support, guidance, and service for our customers. We believe the quality of our personnel is critical to our ability to maintain collaborative, long-standing relationships with our customers.

Our Markets

We participate in multiple market segments, because customers use our products across the life sciences, including in high growth areas like cell and gene therapy research, development, and production. We believe our prospects for growth will also benefit from developments in other fields, including the validation of mRNA vaccines and their possible use in therapies, continued significant investment in synthetic biology, and growing interest in molecular diagnostics and genomics. Within these market segments, we have benefited from and expect to continue to benefit from favorable industry preferences for customized products, high quality, and short turnaround times. The key factors driving the growth in our market opportunity include the rapid expansion of cell and gene therapy, an increase in the use of mRNA vaccines and therapies, and the growing acceptance of molecular diagnostics and genomics.

The following are some of the other factors benefiting our core markets:

▪
Favorable Research and Development Funding. Investment in R&D activities in the life sciences sector is rapidly increasing. Further, we expect pharmaceutical companies to continue to outsource R&D activities as they focus on process efficiency. As a supplier of critical reagents that enable the discovery, research, development and production of biopharmaceutical products such as drug therapies, novel vaccines, and molecular diagnostics, we expect to benefit from these favorable R&D dynamics.
▪
Development of New Therapeutic Modalities. Increased innovation and R&D activity in our addressable markets is driving the development of a plethora of new therapeutic modalities. Further, we expect much of the R&D activity geared toward COVID-19 to shift more broadly over time to other vaccines and therapeutic areas.
▪
Favorable Demographic Trends. We believe the global demand for healthcare is significantly increasing due to factors such as aging populations, better access to healthcare systems and care, and an increased occurrence of chronic illness.
▪
Global Expansion Opportunities. We expect favorable R&D funding, the development of new therapeutic modalities, and favorable demographic trends to apply globally. We believe this presents attractive expansion opportunities in the global market.

In addition to our core markets, we believe there are additional factors driving our key growth markets, including:

Rapid Growth in Cell and Gene Therapy

As a supplier to approximately 80 leading cell and gene therapy organizations, we are well positioned to benefit from the rapid growth in this market through our high quality, custom, and made-to-order products. The investment capital raised by companies developing and commercializing cell and gene therapies increased from $9.8 billion in 2019 to $19.9 billion in 2020 and then to $23.1 billion in 2021, according to the Alliance for Regenerative Medicine. Factors driving this growth include an increasing incidence of cancer and other chronic diseases, a rising number of clinical trials, a favorable regulatory environment, and FDA approvals for cell and gene therapy products.

We support the development of these therapies by providing customer-specified chemical formulations for bioprocessing, scale-up, and commercialization. Bacterial cell culture and supplements are used early in the product development cycle. We believe our product portfolio and our expertise in custom formulations allows us to work closely with our customers at the early stages of product development to optimize manufacturing processes for their particular therapies, and then to scale as their production needs evolve. Therefore, we are able to play an integral role in therapeutic development and, ultimately, commercialization. We believe that because our products are often customized for a specific therapy and validated, it is unlikely these customers would switch suppliers once their therapies enter clinical trials.

Increasing Use of mRNA Vaccines and Therapies

As a leader in bacterial cell culture media and supplements, lysis buffers, and nucleic acid and protein purification reagents, we are a supplier to the mRNA vaccine and therapeutics market and are well positioned to benefit from the increasing use of mRNA vaccines and therapies. We believe the demand for mRNA will continue to increase and therefore drive the need for more customized, research and GMP-grade bacterial cell culture media and associated formulations. The short development timeline and proven effectiveness of the COVID-19 mRNA vaccines have demonstrated the promise of mRNA therapies. The production process for mRNA requires the use of bacteria for plasmid production and a substantial number of chemical formulations for producing, purifying, and re-suspending nucleic acid sequences.

Increase in Molecular Diagnostics and Genomics

According to third-party research, the global molecular diagnostics market is estimated to grow from $14.1 billion in 2020 to $18.0 billion by 2024, while the global genomics market is expected to grow from $23.5 billion in 2021 to $62.9 billion by 2028. We expect this growth to continue to drive demand for our research and clinical grade reagents as high growth diagnostics and genomic market leaders use our formulations as critical components in their manufacturing processes and saleable kits. For example, synthetic biology, enzyme, and antibody manufacturers often use our bacterial cell culture media and related cell lysis and purification buffers to produce their cell lines or proteins of interest. A number of our customers in the life science tools and molecular diagnostic market segments, such as spatial transcriptomics, single cell sequencing, and liquid biopsy, use our molecular biology reagents as critical subcomponents in the kits they sell to their end users.

Our Strategy

Our goal is to provide our customers the products necessary to accelerate their therapeutic and diagnostic development efforts, from basic research to commercialization of drugs that improve human health. The key elements of our business strategy to achieve this goal include:

Increase Integration of Our Products into Our Customers’ Workflows

Building long-term partnerships and embedding our products within our customers’ key workflows are at the core of our strategy. During the early stages of product development, we manufacture formulations specified by our customers to aid in the optimization of therapeutic or diagnostic production processes. Our customers validate these custom-made research and GMP-grade components into their production processes, and because of the extensive validation required for the customers' therapeutic and diagnostic products, we believe these components are often used for the life of a product, as evidenced by our customer retention rates. As customers move from catalog to custom and, ultimately, to clinical production, their total expenditure increases. Based on our purchase data from 2021, excluding purchase data relating to sample transport medium, customers who purchased our custom products spent approximately 12 times more on average per account with us than those who solely purchased catalog products. Over the same period, our customers who purchased our GMP-grade products, purchased 98 times more per account with us than those who solely purchased catalog products and approximately 8 times more than those who purchased catalog and custom research-grade products. In 2021, customers who purchased solely catalog products, custom products, and GMP-grade products constituted approximately 87%, 12% and 1%, respectively, of Company’s total customers during the period. We aim to increase the proportion of our customers purchasing custom products and GMP-grade products by building long-term partnerships and embedding our products within our customers’ key workflows as our customers’ product development matures.

Provide Superior Customer Service Through Operational Excellence

We are committed to providing superior customer service and fulfilling the expectations of our customers by making the investments required to perpetuate our operational excellence. We intend to extend our rapid custom production capability by further investing in automation, facilities, and infrastructure to substantially increase the manufacturing capacity at our facilities, improve operating efficiency, and reduce delivery time for our custom research and GMP-grade products. We have recently expanded our footprint from 137,000 square feet to approximately 257,400 square feet and expect to expand our total production capacity by five-fold over the course of the next two years. We believe these investments will allow us to continue to exceed our customers’ expectations in quality and delivery time and enable us to maintain lasting relationships with our customers as they advance their products through key phases of product development.

Expand R&D and Commercial Scale to Establish Leadership in High Growth Market Segments

Over the past two decades, we focused almost entirely on developing and enhancing the operational and service aspects of our business, with limited investment in our commercial organization and R&D. Beginning in 2021, we implemented a long-term plan of substantial investment in our marketing, sales, R&D, and technical support capabilities as well as the expansion and automation of manufacturing operations. We believe these investments will enable us to increase our brand awareness, develop new products and services, and attract new customers.

Our initial focus is on the high growth gene therapy and nucleic acid therapeutic market segments, building upon our current cell and gene therapy customer base. These segments require short turnaround times for custom-made formulations that scale to production for clinical use. In addition, we intend to build viral and nucleic acid bioproduction expertise within the Company, and a scientific field presence to provide new services and support models for our target customers. We are focused on bringing differentiated technologies to market that enable improved processes and efficiencies in gene therapy and nucleic acid bioproduction. Through these efforts, we aim to onboard new gene therapy and mRNA therapeutic customers and to support existing customers when they migrate from research to GMP-grade products.

Selectively Expand in Geographies with Attractive Growth Potential

In 2021, we generated more than 97% of our total revenue within the U.S. We believe a substantial opportunity exists to expand our geographic reach into markets outside of the U.S. that offer strong opportunities for growth, including Europe. Based on our knowledge of the industry, we believe the local supply base in Europe is not able to produce customer-specified formulations with the diversity and at the scale necessary to satisfy the corresponding demand, with the short turnaround times customers expect. Therefore, in the near and medium terms, we intend to expand our addressable market and customer base by pursuing opportunities to grow either by developing new relationships with entities that can help us establish manufacturing capabilities or by acquiring existing operating businesses in Europe. We may also explore acquisition opportunities in our existing and adjacent market segments within the U.S. to add capabilities and to accelerate our entry into new markets and locations domestically.

Competition

We operate in a highly competitive environment with a diverse base of competitors, many of whom focus on specific regions, customers, and/or segments. Many of the companies selling or developing competitive products, which in some cases are also large customers, have greater financial and human resources, R&D, manufacturing, and marketing experience than we do. They may undertake their own development of products that are substantially similar to or compete with our products and they may succeed in developing products that are more effective or less costly than any we may develop. These competitors may also prove to be more successful in their production, marketing, and commercialization activities. We also compete with other smaller, niche competitors and specialized companies that focus on certain areas. A portion of our target customers have pre-established, in-house production capabilities to manufacture products that are substantially similar to our products. In-house production may prove to be a less costly or more desirable alternative to purchasing our products due to prior investments in production infrastructure and workforce.

Our Lab Essentials and Clinical Solutions products compete on the basis of delivery time, performance, and quality with products offered by numerous large, established life science companies such as Thermo Fisher, Millipore (Merck KGaA), Cytiva (Danaher), Hardy Diagnostics, and Lonza. We are differentiated by our ability to offer customer-specified RUO and GMP formulations with short turnaround times in quantities matching customer needs, our Teknova brand reputation established over more than 20 years, and our scientific and technical expertise.

Government Regulation

We manufacture products used for the development and commercialization of drug therapies, vaccines, and molecular diagnostics. The quality of our products is critical to researchers and biopharmaceutical companies looking to develop novel vaccines and therapies, or who are engaged in preclinical studies and clinical trials, and for biopharmaceutical customers who use our products as input components or as part of their final devices or products.

Biopharmaceutical and life sciences customers are subject to extensive regulation by the FDA, and by equivalent regulatory authorities in other countries, regarding the conduct of clinical trials and the commercialization of products for diagnostic and therapeutic purposes. The regulatory oversight of our customers necessitates that they impose rigorous quality requirements on us, as their supplier, through supplier qualification processes and customer contracts, including routine customer audits. We must maintain a compliant quality system, including records of our manufacturing, testing, and control activities, and must be able to provide our customers with corresponding records on a periodic basis, upon their request. In addition, if any of our products were classified as “medical devices,” we would need to register them with the FDA before they could be manufactured. Although we do not believe that any of our current products qualify as medical devices, we have voluntarily registered certain of them with the FDA; during such time as these products remain registered, we will comply with regulations applicable thereto. None of our other products are regulated by the FDA.

Our facilities are subject to licensing and regulation, as appropriate, under federal, state and local laws relating to:

▪
quality systems;
▪
the surface and air transportation of chemicals, biological reagents, and hazardous materials;
▪
the handling, use, storage and disposal of chemicals (including toxic substances), biological reagents, and hazardous waste;
▪
the procurement, handling, use, storage, and disposal of biological products for research purposes;
▪
the safety and health of employees and visitors to our facilities; and
▪
protection of the environment and general public.

A dedicated group manages our quality and safety programs, including through the use of qualified outside consultants.

We have established a quality management system to ensure that management has proper oversight of compliance and quality assurance. We perform periodic management reviews of our quality system to ensure that appropriate quality measures and controls are in place.

Research Products

We believe that our products that are marketed as RUO products are exempt from compliance with GMP regulations under the U.S. Federal Food, Drug and Cosmetic Act. Accordingly, we do not make any claims related to the safety, effectiveness, or diagnostic utility of our RUO products, and they are not intended for clinical, therapeutic, or diagnostic use.

In November 2013, the FDA issued Final Guidance for Industry and Food and Drug Administration Staff on “Distribution of In Vitro Diagnostic Products Labeled for Research Use Only or Investigational Use Only” (the RUO/IUO Guidance). The FDA guidance document provides the FDA’s current thinking on when in vitro diagnostic (IVD) products are properly labeled for RUO or for investigational use only (IUO). FDA guidance is issued by the FDA staff and does not establish legally enforceable responsibilities and should be viewed as recommendations unless specific regulatory or statutory requirements are cited. The RUO/IUO Guidance explains that the FDA will review the totality of the circumstances when evaluating whether equipment and testing components are properly labeled as RUO. Merely including a labeling statement that a product is intended for research use only will not necessarily exempt the product from FDA regulation or oversight, if the circumstances surrounding the distribution of the product indicate that the manufacturer intends its product to be used for clinical, therapeutic, or diagnostic use. These circumstances may include written or verbal marketing claims or links to articles regarding a product’s performance in clinical applications, a manufacturer’s provision of technical support for clinical validation or clinical applications, or solicitation of business from clinical laboratories, all of which could be considered evidence of intended uses that conflict with RUO labeling. We believe that our products that are labeled “For Research Use Only” meet the intent of the RUO/IUO Guidance. We do not market such products for use in clinical, therapeutic, or diagnostic settings. If the FDA were to determine, based on the totality of circumstances, that our products labeled and marketed for RUO are intended for diagnostic purposes, they would be considered medical products that would require clearance or approval prior to commercialization.

We do not make claims related to the safety or effectiveness of our RUO products, and they are not intended for diagnostic or clinical use. However, the quality of our products is critical to meeting customer needs and we therefore voluntarily follow the quality standards outlined by the International Organization for Standardization. We have received certification to manufacture our products for clinical use under ISO 13485:2016.

Some biopharmaceutical customers desire custom products. Our customers may further process and validate these products for their applications. Customers qualify us as part of their quality system requirements, which can include a supplier questionnaire and on-site audits. Customers requalify us on a regular basis to ensure our quality system, processes, and facilities continue to meet their needs and requirements outlined in relevant customer agreements.

Clinical Laboratory Improvement Amendments of 1988

Laboratories that purchase certain of our products are subject to extensive regulation under the Clinical Laboratory Improvement Amendments of 1988 (CLIA), which applies to all clinical laboratory testing performed on humans in the U.S. (with the exception of clinical trials and basic research). A clinical laboratory is defined by CLIA as any facility that performs laboratory testing on specimens obtained from humans for the purpose of providing information for health assessment or for the diagnosis, prevention, or treatment of disease. CLIA requires laboratories to meet specified standards in areas such as personnel qualifications, administration, participation in proficiency testing, patient test management, quality control, quality assurance, and inspections. Certification through the CLIA program is generally a prerequisite to be eligible to bill state and federal healthcare programs, as well as many private insurers, for laboratory testing services. As a condition of CLIA certification, laboratories are subject to survey and inspection every other year, in addition to being subject to additional random inspections. The biennial survey is conducted by the Centers for Medicare & Medicaid Services (CMS), a CMS agent (typically a state agency), or a CMS-approved accreditation organization. High complexity, CLIA-certified laboratories frequently develop proprietary testing procedures to provide diagnostic results to customers.

Environmental Laws and Regulations

We are subject to federal, state, and local laws and regulations relating to the protection of human health and the environment. In the conduct of our business, we handle, store and dispose of certain chemicals and biohazardous waste. The laws and regulations applicable to our operations include provisions that regulate the discharge of materials into the environment. Some of these environmental laws and regulations impose “strict liability,” rendering a party liable without regard to negligence or fault on the part of such party. Such environmental laws and regulations may expose us to liability for environmental contamination, including remediation costs, natural resource damages and other damages as a result of the conduct of, or conditions caused by, us or others or for acts that were in compliance with all applicable laws at the time such acts were performed. In addition, where contamination may be present, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury, property damage and recovery of response costs. Although it is our policy to use generally accepted operating and disposal practices in accordance with applicable environmental laws and regulations, hazardous substances or wastes may have been disposed or released on, under or from properties owned, leased or operated by us or on, under or from other locations where such substances or wastes have been taken for disposal. These properties may be subject to investigation, remediation and monitoring requirements under federal, state and local environmental laws and regulations.

We believe that our operations comply in all material respects with applicable environmental laws and regulations. However, failure to comply with these environmental laws and regulations may result in the imposition of administrative, civil and criminal penalties or other liabilities. Because the requirements imposed by such laws and regulations may frequently change and new environmental laws and regulations may be adopted, we are unable to predict the cost of compliance with such requirements in the future, or the effect of such laws on our capital expenditures, results of operations or competitive position.

Intellectual Property

Our success depends, in part, on our ability to obtain and maintain intellectual property protection for our products and trade secrets, to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights of others, and to defend and enforce our intellectual property rights.

We rely on trade secrets, including know-how, confidential information, unpatented technologies and other proprietary information, to strengthen or enhance our competitive position, and prevent competitors from reverse engineering or copying our technologies. We maintain, as trade secrets, information relating to our current products and our products currently in development, as well as information related to our business strategy, client lists and business methods. However, trade secrets and confidential know-how are difficult to protect. To avoid inadvertent and improper disclosure of trade secrets, and to avoid the risks of former employees using these trade secrets to gain future employment, it is our policy to require employees, consultants and independent contractors to assign to us all rights to intellectual property they develop in connection with their employment with or services for us. We also protect our existing and developing intellectual property expressly through confidentiality provisions in agreements with third parties. There can be no assurance, however, that these agreements will be self-executing or otherwise provide meaningful protection for our trade secrets or other intellectual property or proprietary information, or adequate remedies in the event of unauthorized use or disclosure of such trade secrets or other intellectual property or proprietary information. We also seek to preserve the integrity and confidentiality of our trade secrets and other confidential information by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in the measures we take to protect and preserve our trade secrets, such measures can be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors.

We intend to pursue additional intellectual property protection to the extent we believe it would advance our business objectives, which may include objectives within and outside of the U.S. Despite our efforts to protect our intellectual property rights, these rights may not be respected in the future or may be circumvented or challenged (and potentially invalidated) in a legal proceeding in any jurisdiction where we have intellectual property rights. In addition, the laws of various foreign countries may not afford the same protections or assurances to the same extent as the laws in the U.S. See the section titled “Risk Factors—Risks Related to Our Intellectual Property” for additional information regarding these and other risks related to intellectual property.

Human Capital

As of December 31, 2021, we had 237 employees, of which 231 were full-time and six were part-time. This includes 128 employees in our operations organization, 59 in administrative functions, 30 in sales and marketing and 20 in engineering and research and development. None of our employees are represented by a labor union or are subject to a collective bargaining agreement.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and future employees. The principal purposes of our equity incentive plans are to attract, retain, and motivate selected employees, consultants and directors through the granting of stock-based compensation awards.

Facilities

Our headquarters are located in Hollister, California, where we lease approximately 233,200 square feet of commercial, office, manufacturing, and warehouse space at seven separate locations in the same vicinity, which we refer to collectively as our Hollister campus. Our Hollister campus includes dedicated space for us to carry out product formulation, dispensing, manufacturing and packaging of our products. The Hollister campus includes space used for quality control, packaging, and storage of “retains” for quality control purposes and 2,500 square feet of clean room space. Offices used to store our finished goods inventory, ship our products, and house our engineering and quality departments are also located at our Hollister campus along with a receiving warehouse and raw materials storage. Our management offices, R&D/product development team, lab, customer service and marketing groups are also located at the Hollister campus. We are expanding our Hollister campus to include additional manufacturing, warehousing, distribution, clean room and office space.

We also lease approximately 23,400 square feet of warehouse space in Mansfield, Massachusetts under a lease that expires by its terms in August 2024. We lease the warehouse space in Mansfield from Meeches LLC, a company controlled by Ted Davis and Irene Davis, our founders and current directors and greater than five percent stockholders of ours.

We believe that the facilities we currently lease are adequate to meet our needs for the immediate future, and that, should it be needed, additional space can be acquired or leased to accommodate future growth.

Corporate Information

The Company was founded in 1996 and initially incorporated in California on May 30, 2000 under the name “eTeknova Inc.” On January 11, 2019, the Company filed a certificate of merger and merged with and into Alpha Teknova, Inc., a Delaware corporation, which continued as the surviving entity bearing the corporate name of “Alpha Teknova, Inc.”

In June 2021, we completed the initial public offering of our common stock (IPO). Our common stock trades on the Nasdaq Global Market under the symbol "TKNO". Following the IPO, Telegraph Hill Partners Management Company LLC (Telegraph Hill Partners), through its affiliates Telegraph Hill Partners IV, L.P. (THP LP) and THP IV Affiliates Fund, LLC (THP LLC, and collectively with THP LP, THP), continues to be our controlling stockholder.

Our principal executive offices are located at 2451 Bert Dr., Hollister, California 95023. Our telephone number is (831) 637-1100. Our website address is www.teknova.com. Information contained on, or that can be accessed through, our website is not part of and is not incorporated by reference in, or a part of, this or any other report we file with, or furnish to, the United States Securities and Exchange Commission (SEC).

The name “Teknova”, the “Teknova Science Matters” logo, and other registered or common law trademarks or service marks of Alpha Teknova, Inc. appearing in this Annual Report on Form 10-K are the property of Alpha Teknova, Inc. Other trademarks and tradenames referenced in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, trade names, trademarks, and service marks referred to in this Annual Report on Form 10-K may appear without the ® or TM symbols. Such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to such trade names, trademarks, and service marks.

Item 1A. Risk Factors.

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below beginning at “Risks Related to Our Business and Strategy” within this Item 1A., "Risk Factors" and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission before making investment decisions regarding our common stock.

▪
We have incurred operating losses in the past and may incur losses in the future.
▪
Our operating results may fluctuate significantly in the future, making them difficult to predict, and they could fall below expectations or any guidance we may provide.

▪
Our efforts to increase the scale and capacity of our manufacturing processes and systems could be disruptive to our operations and adversely affect our results of operations and financial condition, and we may not realize some or all of the anticipated benefits of these initiatives in the time frame anticipated or at all.
▪
We depend on a limited number of customers for a high percentage of our revenue. If we cannot maintain our current relationships with customers, fail to sustain recurring sources of revenue with our existing customers, or if we fail to enter into new relationships, our future operating results will be adversely affected.
▪
We compete with life science, pharmaceutical and biotechnology companies, some of whom are our customers, who are substantially larger than we are and potentially capable of developing new approaches that could make our products and technology obsolete or develop their own internal capabilities that compete with our products.
▪
It may be difficult for us to implement our strategies for revenue growth in light of competitive challenges.
▪
Future strategic investments or transactions may require us to seek additional financing, which we may not be able to secure on favorable terms, if at all.
▪
Future acquisitions may expose us to risks that could adversely affect our business, and we may not achieve the anticipated benefits of acquisitions of businesses or technologies.
▪
Until very recently, we have not invested in marketing and selling our products. If we are unable to build a successful commercial (product development, marketing, and sales) function, our business and operating results will be adversely affected.
▪
Our long-term results depend upon our ability to improve existing products and introduce and market new products and services successfully.
▪
The market may not be receptive to our new products and services upon their introduction.
▪
Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.
▪
We and our customers’ respective business operations are and will continue to be subject to extensive government laws and regulations, and assessing the applicability and relevant requirements of, and maintaining compliance with, these laws and regulations can be expensive and time consuming.
▪
We rely on assumptions, estimates and data to calculate certain of our key metrics, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.
▪
We rely primarily on trade secret laws, as well as confidentiality and non-disclosure agreements, and other contractual protections, to protect our technologies. If we are unable to protect the confidentiality of our technology, the value of our technology and products could be materially adversely affected.
▪
The terms of that certain credit and security agreement (Term Loan), dated as of March 26, 2021, by and among the Company and MidCap Financial Trust, as agent and lender, and the additional lenders from time to time party thereto, and that certain credit and security agreement (Revolving Loan), dated as of March 26, 2021, by and among the Company and MidCap Financial Trust, as agent and lender, and the additional lenders from time to time party thereto (collectively, the Credit Agreement) may restrict our current and future operations, particularly our ability to respond to changes or to take certain actions. If we fail to comply with the covenants and other obligations under the Credit Agreement, the lender may be able to accelerate amounts owed under the facilities and may foreclose upon the assets securing our obligations.
▪
Telegraph Hill Partners Management Company LLC, through its affiliates THP LP and THP LLC, controls us, and its interests may conflict with ours or yours in the future.
▪
Shares of common stock are listed on the Nasdaq Global Market, and we are a "controlled company" within the meaning of the rules and listing standards of The Nasdaq Stock Market LLC (NASDAQ). As a result, we qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You will not have the same protections as those afforded to stockholders of companies that are subject to such governance requirements.
▪
Material weaknesses in our internal control over financial reporting may cause us to fail to timely and accurately report our financial results or result in a material misstatement of our financial statements.
▪
The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business, particularly after we are no longer an “emerging growth company”.
▪
Provisions of our corporate governance documents could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our current management, even if beneficial to our stockholders.

Risks Related to Our Business and Strategy

We have incurred operating losses in the past and may incur losses in the future.

We have incurred operating losses in the past, may incur operating losses in the future and may never achieve or maintain profitability. For the period ending December 31, 2021, we incurred net losses of $9.8 million and although we had net income of approximately $3.6 million for the year ended December 31, 2020, we also incurred net losses prior to such time, including $1.3 million for the period from January 14, 2019 through December 31, 2019, and approximately $0.1 million for the period from January 1, 2019 through January 13, 2019. We expect that our operating expenses will continue to increase as we grow our business and we anticipate additional costs in connection with legal, accounting and other administrative expenses related to operating as a public company. Since our inception, we have financed our operations primarily through revenue from our products and the sale of our equity securities, including through our IPO. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate sufficient to offset increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. We may never be able to generate sufficient revenue to maintain profitability, and our recent growth and historical profitability should not be considered indicative of our future performance.

Our operating results may fluctuate significantly in the future, making them difficult to predict, and they could fall below expectations or any guidance we may provide.

Our quarterly and annual operating results may fluctuate significantly, making them difficult to predict. These fluctuations may not fully reflect the underlying performance of our business. They may occur due to a variety of factors, including, but not limited to:

▪
demand from our largest customers, which account for a significant percentage of our sales and orders, may not meet our expectations regarding volume and price in any given time period;
▪
the level of demand for our products, which may vary significantly, and our ability to increase penetration in our existing markets and expand into new markets;
▪
customers accelerating, canceling, reducing or delaying orders, including as a result of developments related to their pre-clinical studies and clinical trials, or plans for commercialization;
▪
impacts on us, our suppliers and our customers as a result of the COVID-19 pandemic or responses to it;
▪
the relative quality, performance, and reliability of our products;
▪
changes in governmental regulations or the regulatory posture toward our business and the businesses of our customers;
▪
the volume and mix of the products and services we sell or changes in the production or sales costs related to our offerings;
▪
the success of new products we introduce or product enhancements we or others in our industry make;

▪
the timing and amount of expenditures that we may incur to acquire, develop or commercialize additional products, services and technologies or for other purposes, including the expansion of our facilities;
▪
changes in governmental and academic funding of or capital market investment in life sciences research and development or changes that impact budgets, budget cycles or seasonal spending patterns of our customers;
▪
future accounting pronouncements or changes in our accounting policies;
▪
difficulties encountered by our commercial carriers in delivering our products, whether as a result of external factors such as weather or internal issues such as labor disputes;
▪
general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors; and
▪
the other factors described in this “Risk Factors” section.

The impact of any one of the factors set out above, or the cumulative effects of a combination of such factors, could result in significant fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparisons of our operating results on a period-to-period basis may not be meaningful. Furthermore, our historical results are not necessarily indicative of results expected for any future period, and quarterly results are not necessarily indicative of the results to be expected for the full year or any other period, and accordingly should not be relied upon as indicative of future performance.

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

We continue to extend our production capabilities by investing in automation and infrastructure to substantially increase the manufacturing capacity at our facilities, improve operating efficiency through the use of automation, and reduce delivery time for our custom RUO products and our products manufactured subject to GMP requirements. We have recently expanded our footprint from 137,000 square feet to approximately 257,400 square feet and expect to expand our total production capacity by five-fold over the course of the next two years. The expansion and automation of our existing manufacturing facilities, as well as the creation of new or expanded manufacturing operations, could be disruptive to our operations, divert the attention of management and require significant investments. Our ability to increase our manufacturing capacity is dependent upon a number of uncertainties inherent in all new manufacturing operations, including ongoing compliance with regulatory requirements, the procurement and maintenance of construction, environmental and operational licenses and approvals for additional expansion, delays in construction, potential supply chain constraints, hiring, the training and retention of qualified employees and the pace of bringing production equipment and processes online with the capability to manufacture high quality products at scale. If we experience any problems or delays in meeting our projected timelines for expansion, if our projected costs or capital efficiency expectations are not met, or if the anticipated production capacity for our expansion efforts is not as expected, our business, financial condition, results of operations, cash flows and prospects may be harmed.

Our efforts to increase the scale and capacity of our manufacturing processes and systems may result in temporary constraints on our ability to produce the quantity of products necessary to fill orders and thereby complete sales in a timely manner. In addition, system upgrades at our manufacturing facilities that impact ordering, production scheduling, manufacturing and other related processes are complex, and could impact or delay production. A prolonged delay in our ability to fill orders on a timely basis could affect customer demand for our products and increase the size of our product inventories, causing future reductions in our manufacturing schedules and adversely affecting our performance. Furthermore, delays in production could harm our reputation of being a supplier that is able to deliver customer-specified formulations on a short turnaround time, which may harm our brand, business, financial condition, results of operations, cash flows and prospects.

We may be unable to successfully expand our operations or manage our growth effectively.

The expansion of our manufacturing operations, new product development, the development of our marketing and sales organizations, and our organic growth have all accelerated and will continue to increase the complexity of our business. Acquisitions we may pursue in the future, including of businesses located outside the U.S, would contribute to that increased complexity. Expansion of our operations may place significant demands on our management, finances and other resources. Our ability to manage our ongoing and anticipated future growth, should it continue, depends upon a significant expansion of our enterprise, financial and other internal management systems and the implementation and subsequent improvement of a variety of systems, procedures and controls. There can be no assurance that significant problems in these areas will not occur. Any failure to develop these areas and implement and improve supporting systems, procedures and controls in an efficient manner and at a pace consistent with the growth of our business could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

If our products do not possess the required or expected quality characteristics or perform as expected, or if the reliability of the technology on which our products are based is questioned, we could experience lost revenue, delayed or reduced market acceptance of our products, increased costs and damage to our reputation.

Our success depends in large measure on the market’s confidence that we can provide reliable, high quality reagents for the development and commercialization of drug therapies, novel vaccines and molecular diagnostics, including products manufactured subject to GMP requirements. We believe that customers in our target markets are particularly sensitive to product nonconformances, defects, and errors given the potential for impact on their own products and processes, which in many cases are regulated. Our reputation and the public image of our products and technologies may be impaired if our products fail to perform as expected.

Although our products undergo quality control testing prior to release for shipment, nonconformances, defects or errors could nonetheless occur or be present in products that we release for shipment to customers. Our operating results depend on our ability to execute and, when necessary, improve our quality management strategy and systems, our ability to effectively train and maintain our employee base with respect to quality management, and our ability to consistently meet GMP regulatory requirements, where applicable, and meet the product specification and quality requirements under agreements with customers. A failure of our quality control systems could result in problems with facility operations, the preparation or provision of products or our ability to meet GMP regulatory requirements. These and related problems could arise for a variety of reasons, including equipment malfunctions, the failure to follow specific manufacturing and quality control and assurance protocols and procedures or other human error, problems with raw materials or environmental factors and damage to, or loss of, our quality systems. The consequences could affect production of a particular batch or series of batches of products, requiring the destruction of those products or a halt of facility production altogether. Furthermore, some of the products we manufacture are subsequently incorporated into products that are sold by other life sciences companies; we have no control over the manufacture and production of those products.

In addition, if we or our suppliers fail to meet applicable quality standards and if our products experience, or are perceived to experience, a material nonconformance, defect, or error, our products could be recalled or we may be unable to timely deliver products to our customers, which in turn could damage our reputation for quality and service. Although we continually take steps to improve our quality procedures, we cannot guarantee that we will not experience quality assurance issues with our products in the future. Any such failure could, among other things, lead to increased costs, delayed or lost revenue, delayed or reduced market acceptance, damage to our reputation, diversion of development resources, legal claims, reimbursement to customers, other customer claims, damage to and possible termination of existing customer relationships, increased insurance costs, time and expense spent investigating the cause and, depending on the cause, similar losses with respect to other batches or products, any of which could harm our business, financial condition, results of operations, cash flows and prospects. Such nonconformances, defects or errors could also narrow the scope of the use of our products, which could hinder our success in the market.

Even after any underlying quality or related concerns or problems are resolved, any lingering concerns in our target markets regarding our products or services, or any manufacturing defects or performance errors in our products, could continue to result in lost revenue, delayed or reduced market acceptance, damage to our reputation and claims against us.

In addition, we may be unable to maintain the quality, reliability, robustness and expected turnaround times of our products and services to continue to satisfy customer demand as we grow. Fast delivery time is of crucial importance to the cell and gene therapy market segment and our customers rely on us to provide swift delivery of their custom-made formulations. To effectively manage our growth, we must continue to improve our operational, manufacturing, quality control and assurance and monitoring systems and processes and other aspects of our business and continue to effectively expand, train and manage our personnel. The time and resources required to improve our existing systems and procedures, to implement new systems and procedures and to adequately staff such existing and new systems and procedures is uncertain, and failure to complete this in a timely and efficient manner could adversely affect our operations and negatively impact our business and financial results. We may need to purchase additional equipment, some of which can take several months or more to procure, set up and validate, establish new production processes and increase our personnel levels to meet increased demand. We are also in the process of expanding our manufacturing capabilities over the course of the next two years. There can be no assurance that any of these anticipated increases in scale, personnel growth, equipment or process enhancements or manufacturing expansion will be successfully implemented. Failure to manage this growth could result in delays in turnaround times, higher product costs, declining product quality, deteriorating customer service and slower responses to competitive challenges. A failure in any one of these areas could make it difficult for us to meet market expectations for our products and could damage our reputation and our business, financial condition, results of operations, cash flows and prospects could be adversely affected.

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

We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including how the pandemic will impact customers, employees, suppliers, vendors, business partners and distribution channels. The COVID-19 pandemic has and may continue to create significant volatility, uncertainty and economic disruption, which may materially and adversely affect our business operations, cash flows, liquidity and financial position. The extent to which the COVID-19 pandemic continues to impact us will depend on numerous evolving factors and future developments that are difficult to predict, including: the severity of the virus and any related variants; the duration of the outbreak; governmental, business and other actions in response to the pandemic (which could include limitations on our operations or mandates to provide products or services); the impact of the pandemic on our supply chain; and on economic activity; the extent and duration of the effect on customer demand and buying patterns; the health of and the effect on our workforce and our ability to meet staffing needs through the operations and other critical functions, particularly if employees are quarantined as a result of exposure; any impairment in value of tangible or intangible assets which could be recorded as a result of weaker economic conditions; and the potential effects on internal controls including those over financial reporting as a result of changes in working environments such as shelter-in-place and similar orders that are applicable to employees and business partners, among others. In addition, if the pandemic continues to create disruptions or volatility in the credit or financial markets, or impacts our credit ratings, it could adversely affect our ability to access capital on favorable terms (if at all) and continue to meet our liquidity needs. All of the foregoing factors and developments are highly uncertain and cannot be predicted. In addition, we cannot predict the continued impact that the COVID-19 pandemic will have on our customers, suppliers, vendors, and other business partners, and each of their financial conditions; however, any material effect on these parties could adversely impact us. The impact of the COVID-19 pandemic may also exacerbate other risks discussed in this Item 1A any of which could have a materially adverse effect on the Company.

Changes in economic conditions could negatively impact our revenue and earnings.

Our chemical formulations are sold primarily to biopharmaceutical companies, life science research companies, contract research organizations (CROs), contract development and manufacturing organizations (CDMOs), in vitro diagnostics franchises, and academic and government research institutions developing novel vaccines and therapies and performing basic research. Research and development spending by our customers and the availability of government research funding can fluctuate due to changes in available resources, mergers of pharmaceutical and biotechnology companies, spending priorities, general economic conditions and institutional and governmental budgetary policies. Changes in government funding for certain research or reductions in overall healthcare spending could negatively impact us or our customers and, correspondingly, our sales to them. A substantial majority of our sales are made on a purchase order basis, which permits our customers to cancel, change or delay their product purchase commitments with little or no notice to us and often without penalty to them. Changes in the level of orders received and filled can cause fluctuations in our quarterly revenue and earnings.

We are dependent on our customers’ spending on and demand for our products. A reduction in spending or demand could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

The success of our business depends primarily on the number and size of purchase orders from our customers, primarily biopharmaceutical companies, life science research companies, CROs, CDMOs, in vitro diagnostics franchises, and academic and government research institutions, for our products. Over the past several years, we have benefited from an increased demand for our products as a result of the continued growth of the global biologics and diagnostics market segments, increasing research and development budgets of our customers and greater degree of outsourcing by our customers. A slowing or reversal of any of these trends could have a significant adverse effect on the demand for our products.

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

For the years ended December 31, 2021 and 2020, our largest customer was a distributor that accounted for 18% and 15% of our total revenue, respectively. For the year ended December 31, 2020, we had one additional direct customer that accounted for 10% of our total revenue. No other customers accounted for more than 10% of our total revenue for the years ended December 31, 2021 and 2020. Our customers that are distributors, as opposed to direct customers, represent highly diversified customer bases. All customers buy from us on a purchase order basis. The revenue attributable to our top customers has fluctuated in the past and may fluctuate in the future, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects. In addition, the termination of these relationships could result in a temporary or permanent loss of revenue.

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

The market for biologics components products and services in the biopharmaceutical development, life science research, and diagnostics space is intensely competitive, rapidly evolving, significantly affected by new product introductions and other market activities by industry participants and subject to rapid technological change. We also expect increased competition as additional companies enter our market and as more advanced technologies become available. We compete with other providers of outsourced biologics components products and services. We also compete with the in-house discovery, development and commercial manufacturing functions of pharmaceutical and biotechnology companies. Many of our competitors, which in some cases are also our customers, are large, well-capitalized companies with significantly greater resources and market share than we have. They may undertake their own development of products that are substantially similar to or compete with our products and they may succeed in developing products that are more effective or less costly than any that we may develop. These competitors may be able to spend more aggressively on product and service development, marketing, sales and other initiatives than we can. Many of these competitors also have:

▪
broader name recognition;
▪
longer operating histories and the benefits derived from greater economies of scale;
▪
larger and more established distribution networks;
▪
additional product and service lines and the ability to bundle products and services to offer higher discounts or other incentives to gain a competitive advantage;
▪
more experience in conducting research and development, manufacturing and marketing;
▪
more experience in entering into collaborations or other strategic partnership arrangements; and
▪
more financial, manufacturing and human resources to support product development, sales and marketing and patent and other intellectual property litigation.

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

In addition, to develop and market our new products, services, technologies and methodologies successfully, we must accurately assess and meet customers’ needs, make significant capital expenditures, optimize our development and manufacturing processes to predict and control costs, hire, train and retain the necessary personnel, increase customer awareness and acceptance of such services, provide high quality services in a timely manner, price our products and services competitively and effectively integrate customer feedback into our business planning. If we fail to create demand for our new products, services or technologies, our future business could be harmed.

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

Gene therapy and mRNA vaccines remain relatively new and are under active development, with only a few gene therapies and mRNA vaccines authorized or approved to date by regulatory authorities. Public perception may be influenced by claims that gene therapy or mRNA vaccines are unsafe or ineffective, and gene therapy may not gain the acceptance of the public or the medical community. In addition, ethical, social, legal and financial concerns about gene therapy and mRNA vaccines could result in additional regulations or limitations or even prohibitions on certain gene therapies or vaccine-related products. More restrictive regulations or negative public perception could reduce certain of our customers’ use of our products, which could negatively affect our revenue and performance. In addition, certain vaccine development and diagnostic testing programs utilize our bacterial cell culture media and our molecular biology reagents, which we manufacture subject to GMP requirements. While some are still in early stages of development, others have been through clinical trials and have received Emergency Use Authorization (EUA) from the FDA. There can be no assurance that products receiving EUA will receive full FDA approval or that there will not be changes in formulation affecting the use of our products. There can be no assurance that any gene therapy, vaccine programs or diagnostic tests will proceed to clinical trials or result in a commercial product, or that any resulting gene therapies, vaccines or diagnostic tests will incorporate or utilize our products.

Our products are highly complex and are subject to manufacturing and quality control and assurance regulatory compliance requirements.

We apply quality control procedures, including inspection of the product or materials, the verification of stability and/or performance and, for certain products, additional validation requirements, whether a product we offer is designed and manufactured by us, or purchased from outside suppliers. All of our quality control processes are administered under a system designed to adhere to the QSR under 21 CFR Part 820, and ISO 13485:2016. Certain of our products, such as RUO products, and some other products offered for limited uses or that are the subject of certain exemptions, are manufactured following QSR that, while not required by existing regulatory requirements, are in place to assure product quality throughout the process, from receiving through final packaging. We believe these products are exempt from compliance with the U.S. Food, Drug, and Cosmetic Act (FDCA) and the current GMP (cGMP) regulations of the FDA, as they are further processed by our customers and we do not make claims related to their safety or effectiveness. In the event we or our suppliers manufacture products that fail to comply with required quality standards, we may incur delays in fulfilling orders, recalls, damages resulting from product liability claims and/or harm to our reputation.

If our customers do not qualify our manufacturing lines or if we are unable to maintain our ISO certification, our operating results could suffer.

Our manufacturing lines have passed our qualification standards, as well as our technical standards. However, our customers may also require that our manufacturing lines pass their specific qualification standards and that we be registered under international quality standards. In addition, our customers may require that we maintain our ISO 13485:2016 certification. Problems in the design or quality of our products may have a material and adverse effect on our business, financial condition, results of operations, cash flows and prospects, and could result in us losing our ISO certification. In the event we are unable to maintain process controls required to maintain ISO certification, or in the event we fail to pass an ISO certification audit for any reason, we could lose our ISO certification. We may also encounter quality issues in the future as a result of the expansion and reconfiguration of existing manufacturing facilities or ramping new products to full volume production. We may be unable to obtain customer qualification of our manufacturing lines or we may experience delays in obtaining customer qualification of our manufacturing lines. Such delays or failure to obtain or maintain qualifications may delay the manufacturing of our products or require us to divert resources away from other areas of our business, which could adversely affect our operations and financial results.

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

Our operations depend upon our ability to obtain raw materials at reasonable prices. If we are unable to obtain the materials we need at a reasonable price, whether due to inflation in the broader economy or to developments more particular to our supply chain, we may not be able to produce certain of our products at marketable prices or at all, which could have a material adverse effect on our results of operations. Certain of our raw materials are sourced from a limited number of suppliers. For each of the years ended December 31, 2021 and 2020, purchases from suppliers making up 10% or more of our total inventory purchases represented 61% and 86% of total inventory purchases, respectively. However, we note that one of these suppliers is a distributor that sells products on behalf of a diversified supply chain. Delays or difficulties in securing these raw materials or other laboratory materials could result in an interruption in our production operations if we cannot obtain an acceptable substitute. Any such interruption could significantly affect our business, financial condition, results of operations, cash flows and prospects.

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

Our revenue and other operating results depend in large part on our ability to manufacture and ship our products in sufficient quantities and on specific timelines. Any interruptions we experience in the manufacturing or shipping of our products could delay our ability to recognize revenue in a particular quarter. Manufacturing problems can and do arise, and as demand for our products increases, any such problems could have an increasingly significant impact on our operating results. While we have not experienced significant problems with, or delays in our production capabilities that resulted in delays in our ability to ship finished products, there can be no assurance that we will not encounter such problems in the future. COVID-19 continues to impact the global supply chain causing disruptions to service providers, logistics and the flow and availability of supplies and products. While not significant, we have experienced some disruptions to parts of our supply chain as a result of COVID-19 and we adjust our supply chain requirements based on changing customer needs and demands. We may not be able to quickly ship products and recognize anticipated revenue for a given period if we experience significant delays in the manufacturing process. In addition, we must maintain sufficient production capacity in order to meet anticipated customer demand, and we may be unable to offset the associated fixed costs if orders slow, which would adversely affect our operating margins. Furthermore, our customers rely on us for fast delivery of their custom-made formulations, and if our production timeline slows down, we may not be able to meet their expectations and our relationships could suffer. If we are unable to manufacture our products consistently, in sufficient quantities and on a timely basis, our business, financial condition, results of operations, cash flows and prospects will be materially and adversely affected.

Future strategic investments or transactions may require us to seek additional financing, which we may not be able to secure on favorable terms, if at all.

We plan to continue a strategy of growth and development for our business. To this end, we actively evaluate various strategic investments and transactions on an ongoing basis, including licensing or acquiring complementary products, technologies or businesses that would complement our existing portfolio of products and services. We may need to seek additional financing to fund these strategic investments or transactions. Should we need to do so, we may not be able to secure such financing, or obtain such financing on favorable terms. In addition, future acquisitions may require the issuance or sale of additional equity, or equity-linked securities, which may result in additional dilution to our stockholders. The Credit Agreement imposes significant restrictions on our ability to make acquisitions or certain other investments and our ability to make such acquisitions or other investments may be further limited by the terms of any future debt or preferred securities we may issue or any future credit facilities we may enter into.

Natural disasters, geopolitical unrest, war, terrorism, public health issues or other catastrophic events could disrupt the supply, delivery or demand of our products, which could negatively affect our operations and performance.

We are subject to the risk of damage, destruction and business disruption caused by earthquakes, hurricanes, floods and other natural disasters; fire; power shortages; geopolitical unrest, war, terrorist attacks and other hostile acts; public health issues, epidemics or pandemics, such as the COVID-19 pandemic; and other events beyond our control and the control of the third parties on which we depend. Any of these catastrophic events, whether in the U.S. or abroad, may have a significant negative impact on the global economy, our employees, facilities, critical equipment, partners, suppliers, distributors or customers and could decrease demand for our products, create delays and inefficiencies in our supply chain and make it difficult or impossible for us to manufacture products or perform services for our customers. We may not carry sufficient business insurance to compensate for damage or other losses relating to our facilities and equipment.

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

We ship a significant portion of our products to our customers through independent package delivery companies, such as FedEx, UPS and FedEx Freight. If one or more of these third-party package-delivery providers were to experience a significant service disruption, preventing our products from being delivered in a timely fashion or causing us to incur additional shipping costs we could not pass on to our customers, our costs could increase and our relationships with certain of our customers could be adversely affected. In addition, if one or more of these third-party package-delivery providers were to increase prices, and we were not able to find comparable alternatives or make adjustments in our delivery network, our profitability could be adversely affected. Furthermore, if one or more of these third-party package-delivery providers were to experience performance problems or other difficulties, it could negatively impact our operating results and our customers’ experience. In the past, some of our products have sustained serious damage in transit such that they were no longer usable. Although we have taken steps to improve our packaging and shipping containers, there is no guarantee our products will not become damaged or lost in transit in the future. If our products are damaged or lost in transit, it may result in a substantial delay in the fulfillment of our customer’s order and, depending on the type and extent of the damage, it may result in a substantial financial loss. If our products are not delivered in a timely, cost-effective fashion or are damaged or lost during the delivery process, our customers could become dissatisfied and cease using our products, which would adversely affect our business, financial condition, results of operations, cash flows and prospects.

If we are unable to continue to hire and retain skilled personnel, we will have trouble developing and marketing our products.

We are highly dependent, and our success depends largely, upon the continued service of our management and scientific staff and our ability to attract, retain and motivate highly skilled technical, scientific, engineering, management and marketing personnel, who deliver high quality and timely services to our customers and keep pace with cutting-edge technologies and developments in biology and manufacturing. We also face significant competition in the hiring and retention of such personnel from other companies, other providers of outsourced biologics services, research and academic institutions, government and other organizations who have superior funding and resources. Each of our executive officers may terminate their employment with us at any time. The loss of key personnel or our inability to hire and retain skilled personnel could materially adversely affect the development of our products and our business, financial condition, results of operations, cash flows and prospects. We do not maintain “key person” insurance for any of our executives or employees.

In addition, we rely on consultants to assist us in developing and implementing engineering and operational advancements. Our consultants and advisors may be contracted by companies other than ours and therefore may have commitments that may limit their availability to us.

Our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovation, creativity and teamwork fostered by our culture and our business may be harmed.

We believe that our culture has been and will continue to be a critical contributor to our success. We expect to continue to hire aggressively as we expand. If we do not continue to develop our corporate culture or maintain and preserve our guiding principles as we grow and evolve, we may be unable to foster the innovation, curiosity, creativity, focus on execution, teamwork and the facilitation of critical knowledge transfer and knowledge sharing we believe we need to support our growth. The ongoing growth in the number of our employees and the complexity of our organization may result in a change to our corporate culture, which could harm our business.

Until very recently, we have not invested in marketing and selling our products. If we are unable to build a successful commercial (product development, marketing, and sales) function, our business and operating results will be adversely affected.

We currently have limited commercialization expertise and have only recently begun to invest in our sales, marketing and distribution capabilities. These activities will require significant expenditures, management resources and time. We compete with other companies to recruit, hire, train and retain qualified marketing and sales personnel. Competition for employees capable of marketing and selling our products and services within the pharmaceutical and biotechnology industries is intense. We may not be able to attract and retain personnel or be able to build efficient and effective marketing and sales organizations, which could negatively impact sales and market acceptance of our products and limit our revenue growth and potential profitability.

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

▪
we may be required to relinquish important rights to our products;
▪
we may not be able to control the amount and timing of resources that our distributors or collaborators may devote to the distribution or marketing of our products;
▪
our distributors or collaborators may experience financial difficulties; and
▪
business combinations or significant changes in a collaborator’s business strategy may adversely affect a collaborator’s willingness or ability to complete its obligations under any arrangement.

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

▪
our ability to increase awareness of the capabilities of our technology and solutions;
▪
our ability to continue to quickly produce and deliver custom-made formulations to our customers that scale to clinical use;
▪
our ability to maintain compliance with GMP regulatory requirements for certain of our products;
▪
our ability to assess and determine, consistent with the interpretation of the FDA and similar regulatory bodies, the regulatory categories and status of our product offerings which may develop and change over time and to obtain any regulatory clearances or approvals, if and/or when required by the FDA or similar regulatory authorities;

▪
our customers’ willingness to adopt new products, services and technologies;
▪
whether our products reliably provide advantages over legacy and other alternative technologies and are perceived by customers to be cost effective;
▪
our ability to execute on our strategy to scale-up our technology and manufacturing capabilities to meet increasing demand;
▪
the rate of adoption of our products by biopharmaceutical companies, academic institutions and others;
▪
the relative reliability and robustness of our products as a whole;
▪
our ability to develop new tools and solutions for customers;
▪
whether competitors develop and commercialize products and services that provide comparable features and benefits at scale;
▪
whether competitors effectively link their instruments and/or capital equipment to their reagents;
▪
the impact of our investments in product innovation and commercial growth; and
▪
negative publicity regarding our or our competitors’ products resulting from defects or errors.

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

We generally sell our products in industries that are characterized by rapid technological changes, frequent new product introductions and changing industry standards. If we do not develop new products and product enhancements based on technological innovation on a timely basis, our products may become obsolete over time and our revenues, cash flow, profitability and competitive position will suffer. Our success will depend on several factors, including our ability to:

▪
correctly identify customer needs and preferences and predict future needs and preferences;
▪
allocate our research and development funding to products with higher growth prospects;
▪
anticipate and respond to our competitors’ development of new products and technological innovations;
▪
innovate and develop new technologies and applications, and acquire or obtain rights to third-party technologies that may have valuable applications in the markets we serve;
▪
successfully commercialize new technologies in a timely manner, price them competitively and manufacture and deliver sufficient volumes of new products of appropriate quality on time; and
▪
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

Addressable market estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. These estimates and forecasts are based on a number of complex assumptions and third-party estimates and other business data, including assumptions and estimates relating to our ability to generate revenue from existing products and the development of new products and services. Our estimates and forecasts relating to the size and expected growth of our markets may prove to be inaccurate. Even if the markets in which we compete meet the size estimates and growth forecasted by us, our business could fail to grow at the rate we anticipate, if at all.

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

▪
decreased demand for our products and any products or services that we may develop in the future;
▪
injury to our reputation;
▪
costs to defend the related litigation;
▪
loss of revenue; and
▪
the inability to commercialize products that we may develop.

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

In the U.S., numerous federal and state laws, including state data breach notification laws, and federal and state health information privacy and consumer protection laws, govern the collection, use, disclosure and security of personal information. These laws continue to change and evolve and are increasing in breadth and impact. Many states in which we operate have laws that protect the privacy and security of personal information. For example, the California Consumer Privacy Act of 2018 (CCPA), which increases privacy rights for California residents and imposes obligations on companies that process their personal information, came into effect on January 1, 2020. Among other things, the CCPA requires covered companies to provide new disclosures to California residents and provide such residents with new data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. Further, in November 2020, California voters approved the California Privacy Rights Act (CPRA) through a ballot measure. The CPRA will amend the CCPA, giving California residents additional control over their personal information and imposing further obligations on businesses processing the personal information of California residents. The CPRA includes the creation of a privacy-specific enforcement agency, the first of its kind in any U.S. state, which will be responsible for enforcing the new law. The CPRA takes effect on January 1, 2023. These laws subject us to increased regulatory scrutiny, litigation, and overall risk. State laws are changing rapidly and there is discussion in Congress of a new federal data protection and privacy law to which we would become subject, if it is enacted. Without an overarching federal law driving privacy compliance in the U.S., however, the risk is high of a patchwork of privacy legislation formed by individual state laws, similar to the patchwork created by differing state data breach notification obligations. Requirements to comply with varying state laws not only increase costs for compliance, but also create the potential for enforcement by individual state attorneys general.

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

We use third-party credit card processors to process payments from our customers. Through our agreements with our third-party credit card processors, we are subject to payment card association operating rules, including the

Payment Card Industry Data Security Standard (PCI-DSS), which governs a variety of areas, including how consumers and customers may use their cards, the security features of cards, security standards for processing, data security and allocation of liability for certain acts or omissions, including liability in the event of a data breach. Any change in these rules or standards and related requirements could make it difficult or impossible for us to comply. Additionally, any data breach or failure to hold certain information in accordance with PCI-DSS may have an adverse effect on our business and results of operations.

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

Despite the implementation of security measures, our internal computer systems and those of our vendors, customers and contractors, are vulnerable to damage from computer viruses and unauthorized access. We and our vendors, including security and infrastructure vendors, manage and maintain our data using a combination of on-site systems and cloud-based data centers. We face a number of risks related to protecting information, including inappropriate use or disclosure, unauthorized access or acquisition, or inappropriate modification of information. Cyberattacks are increasing in their frequency, sophistication and intensity and have become increasingly difficult to detect. Cyberattacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Cyberattacks also could include phishing attempts or e-mail fraud to cause unauthorized payments or information to be transmitted to an unintended recipient, or to permit unauthorized access to systems. A material cyberattack or security incident could cause interruptions in our operations and could result in a material disruption of our business operations, damage to our reputation, financial condition, results of operations, cash flows and prospects.

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

We are dependent upon information technology systems, which are subject to disruption, damage, and failure.

To conduct our business, we rely on information technology systems, networks and services, many of which are managed, hosted and provided by third-party service providers. System failure, malfunction, or loss of data that is housed in the Company’s or its third-party service providers’ critical information systems could disrupt our ability to perform critical functions, which in turn could materially and adversely affect our business and operating results, financial position, and cash flows. Our information systems could be damaged or cease to function properly due to a number of other reasons, including power outages or other catastrophic events. As a result, we may experience interruptions in our ability to manage our daily operations, which could adversely affect our business, financial condition, and results of operations.

Our investments in significant information technology infrastructure may cause disruptions to or failure of our systems and may interfere with our operations.

We are currently making investments in our information technology systems and infrastructure, some of which are significant. Implementing new systems involves significant potential risks, including that a system may fail to operate as designed, cause potential loss or corruption of data or information, result in changes to security processes, produce cost overruns, cause implementation delays, disrupt operations, and potentially interfere with management’s ability to meet business needs and reporting requirements. We rely on third-party service providers to help us with certain significant information technology projects and services. Significant information technology infrastructure investments and implementation projects are long-term in nature and may take more time to complete and cost more than we expect, and they may not deliver the benefits we expect once they are complete. Any system implementation and transition difficulty may result in operational challenges, reputational harm, and increased costs that could materially and adversely affect our business operations and results of operations. We also could be adversely affected by any significant disruption in the systems of third parties with which we interact.

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

We engage in limited business globally, with approximately 3% and 4% of our revenue for the years ended December 31, 2021 and 2020, respectively, coming from outside the U.S. However, one of our strategies is to expand geographically, both through distribution and through direct sales. We may also seek to expand geographically by acquiring complementary businesses outside of the U.S. This will subject us to a number of risks, including international economic, political, and labor conditions; currency fluctuations; tax laws (including U.S. taxes on income earned by foreign subsidiaries); increased financial accounting and reporting burdens and complexities; compliance with legislative and regulatory requirements that govern the collection, use, disclosure, security and cross-border transmission of personal information; unexpected changes in, or impositions of, legislative or regulatory requirements; failure of laws to protect intellectual property rights adequately; inadequate local infrastructure and difficulties in managing and staffing international operations; delays resulting from difficulty in obtaining export licenses for certain technology; tariffs, quotas and other trade barriers and restrictions; transportation delays; operating in locations with a higher incidence of corruption and fraudulent business practices; and other factors beyond our control, including terrorism, war, natural disasters, climate change and diseases.

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

▪
difficulties in integrating new operations, systems, technologies, products, services and personnel of acquired businesses effectively;
▪
problems maintaining uniform procedures, controls and policies with respect to our financial accounting systems;
▪
lack of synergies or the inability to realize expected synergies and cost-savings, including enhanced revenue, technology, human resources, cost savings, operating efficiencies and other synergies;
▪
difficulties in managing geographically dispersed operations, including risks associated with entering foreign markets in which we have no or limited prior experience;

▪
underperformance of any acquired technology, product, or business relative to our expectations and the price we paid;
▪
negative near-term impacts on financial results after an acquisition, including acquisition-related earnings charges;
▪
the potential loss of key employees, customers, and strategic partners of acquired companies;
▪
declining employee morale and retention issues affecting employees of businesses that we acquire, which may result from changes in compensation, or changes in management, reporting relationships, future prospects or the direction of the acquired business;
▪
claims by terminated employees and stockholders of acquired companies or other third parties related to the transaction;
▪
the assumption or incurrence of additional debt obligations or expenses, or use of substantial portions of our cash;
▪
the issuance of equity or equity-linked securities to finance, or as consideration for, any acquisitions may dilute the ownership of our stockholders;
▪
the issuance of equity or equity-linked securities to finance, or as consideration for, any acquisitions may not be an option if the price of our common stock is low or volatile, which could preclude us from completing any such acquisitions;
▪
acquisitions financed with borrowings could increase our leverage and interest expense, which could make us more vulnerable to business downturns;
▪
any collaboration, strategic alliance and licensing arrangement may require us to relinquish valuable rights to our technologies or products, or grant licenses on terms that are not favorable to us;
▪
disruption of our ongoing operations and diversion of management’s attention and company resources from existing operations of the business;
▪
inconsistencies in standards, controls, procedures, and policies;
▪
the impairment of intangible assets as a result of technological advancements, or worse-than-expected performance of acquired companies;
▪
assumption of, or exposure to, historical liabilities of the acquired business, including unknown contingent or similar liabilities that are difficult to identify or accurately quantify, litigation-related liabilities and regulatory compliance or accounting issues, and potential litigation or regulatory action arising from a proposed or completed acquisition;
▪
the need to later divest acquired assets at a loss if an acquisition does not meet our expectations; and
▪
risks associated with acquiring intellectual property, including potential disputes regarding acquired companies’ intellectual property.

In addition, the successful integration of acquired businesses requires significant effort and expense across all operational areas, including sales and marketing, research and development, manufacturing, finance, legal, and information technologies. We may not be able to identify or complete promising acquisitions for many reasons, including competition among buyers, the high valuations of businesses in our industry, the need for regulatory and other approvals and the availability of capital. Even if we are able to complete acquisitions in the future, there can be no assurance that such acquisitions will be successful or profitable. Our failure to successfully address the foregoing risks may prevent us from achieving the anticipated benefits from any future acquisitions in a reasonable time frame, or at all.

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

We make certain of our products available to customers as RUO products. RUO products belong to a separate regulatory classification under a long-standing FDA regulation. From an FDA perspective, products that are intended for research use only and are labeled as RUO are not regulated by the FDA as in vitro diagnostic devices for clinical use, and are therefore not subject to those specific regulatory requirements. RUO products may be used or distributed for research use without first obtaining FDA clearance, authorization or approval. The products must bear the statement: “For Research Use Only. Not for Use in Diagnostic Procedures.” RUO products cannot make any claims related to safety, effectiveness or diagnostic utility, and they cannot be intended for human clinical diagnostic use. Accordingly, a product labeled RUO but intended or promoted for clinical diagnostic use may be viewed by the FDA as adulterated and misbranded under the FDCA and subject to FDA enforcement action. The FDA will consider the totality of the circumstances surrounding distribution and use of an RUO product, including how the product is marketed and to whom, when determining its intended use. The FDA could disagree with our assessment that our products are properly marketed as RUO, or could conclude that products labeled as RUO are actually intended for clinical diagnostic use, and could take enforcement action against us, including requiring us to stop distribution of our products until we are in compliance with applicable regulations, which would adversely affect our business, financial condition, results of operations, cash flows and prospects. In the event that the FDA requires us to obtain marketing authorization of our RUO products in the future, there can be no assurance that the FDA will grant any clearance or approval requested by us in a timely manner, or at all. Our raw material products are manufactured following the voluntary quality standards of ISO 13485:2016. Additionally, products we offer as “GMP-grade” raw material products that we voluntarily manufacture consistent with GMP requirements also follow ISO 13485:2016 standards. We believe these raw material products, including our raw material products offered as “GMP-grade,” are exempt from compliance with FDA regulatory requirements, given that we do not believe they are finished devices as our raw material products are further processed by our customers. Our products are provided to customers under contracts and purchase orders that outline quality standards and product specifications. As products advance through the clinical phases, requirements become more stringent and we work with customers to define and agree on requirements and risks associated with their product.

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

In addition to our financial results, our management regularly reviews a number of operating and financial metrics, including a breakdown of product revenue into Lab Essentials revenue, Clinical Solutions revenue and Sample Transport revenue, revenue by customer market (pharmaceutical/biotechnology, and academia, government, distributors and healthcare providers), average sale price by product, orders per day, quotes per day, delivery times, order type, new customer metrics, and status of pipeline opportunities that represent potential customers, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. As both the industry in which we operate and our businesses continue to evolve, so too might the metrics by which we evaluate our businesses and the Company. In addition, while the calculation of the metrics we use is based on what we believe to be reasonable estimates, our internal tools are not independently verified by a third party and have a number of limitations and, furthermore, our methodologies for tracking these metrics may change over time, for example, the industry breakdown of our customer revenue by government, pharma/bio and academia sales. Accordingly, investors should not place undue reliance on these metrics.

We may be required to record a significant charge to earnings if our goodwill and other intangible assets, or other investments become impaired.

We are required under U.S. generally accepted accounting principles (GAAP) to test goodwill and indefinite lived intangibles for impairment at least annually and to review our goodwill, intangible assets and other assets acquired through merger and acquisition activity for impairment when events or changes in circumstance indicate the carrying value may not be recoverable. Factors that could lead to impairment of goodwill, intangible assets and other assets acquired via acquisitions include significant adverse changes in the business climate and actual or projected operating results (affecting our company as a whole or affecting any particular segment) and declines in the financial condition of our business. As of December 31, 2021, goodwill and intangible assets represented approximately 21% of our total assets. If we determine that there has been impairment, our financial results for the relevant period would be reduced by the amount of the impairment, net of tax effects, if any. We may be required in the future to record charges to earnings if our goodwill, intangible assets or other investments become impaired. Any such charge would adversely impact our financial results.

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

For example, during February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases and its related interpretations, codified as Accounting Standards Codification (ASC) 842 (ASC 842). The updated standard requires lessees to generally recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. The new standard is effective with respect to the Company beginning January 1, 2022 on a modified retrospective basis, and early adoption is permitted. We expect that most of the operating lease commitments will be subject to the new standard and will be recognized as operating lease liabilities and right-of-use assets of approximately $20 million upon adoption of ASC 842, which will increase the Company’s total assets and total liabilities that are reported relative to such amounts prior to adoption.

Our revenue recognition and other factors may impact our financial results in any given period and make them difficult to predict.

Under ASC 606, Revenue from Contracts with Customers (ASC 606), we recognize revenue when our performance obligations have been satisfied in an amount that reflects the consideration that we expect to receive in exchange for those performance obligations. Our revenue primarily includes revenue from the sale of manufactured products, including products from our catalog or available for purchase on our website and custom manufactured products (such as custom bacterial cell culture media and specialized chromatography solutions). Contracts for such sales contain a single performance obligation, namely the delivery of consumable products. Our application of ASC 606 with respect to the nature of future contractual arrangements could impact the forecasting of our revenue for future periods, as both the mix of products we will sell in a given period, as well as the size of contracts, is difficult to predict.

Furthermore, the presentation of our financial results requires us to make estimates and assumptions that may affect revenue recognition. In some instances, we could reasonably use different estimates and assumptions, and changes in estimates may occur from period to period. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Revenue Recognition.”

Given the foregoing factors, comparing our revenue and operating results on a period-to-period basis may not be meaningful, and our past results may not be indicative of our future performance.

Our ability to use net operating loss carryforwards to reduce future tax payments may be limited.

As of December 31, 2021, we had $13.7 million of U.S. federal and $11.7 million of state net operating loss (NOL) carryforwards available to reduce taxable income in future years. Our ability to utilize those NOLs may be limited based on our operating performance and tax laws in effect. Under the Tax Cuts and Jobs Act (the Tax Act), as modified by the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), federal NOLs incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs in taxable years beginning after December 31, 2020 is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act.

Separately, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income or taxes may be limited. We may experience ownership changes as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. As a result, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Our business is subject to risks relating to environmental, health and safety laws and regulations.

We are subject to environmental, health and safety laws and regulations, and costs to comply with such laws and regulations, or any liability or obligation imposed under such laws or regulations. The costs of compliance with environmental, health and safety laws and regulations are significant. Any violations, even if inadvertent or accidental, of current or future environmental, health and safety laws or regulations and the cost of compliance with any resulting order or fine could adversely affect our business, financial condition and results of operations.

Our management has limited experience in operating a public company.

Our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage its ongoing transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities, which will result in less time being devoted to the management and growth of our business.

We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the U.S. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the U.S. may require costs greater than expected. We have recently hired, and will continue to hire, employees whose skills and training are required to develop and carryout the accounting, financial reporting, legal, compliance and internal control policies and practices required of public companies in the U.S. These additional employees will increase our operating cost in future periods.

Risks Related to Our Intellectual Property

Our inability to protect our intellectual property could have a material adverse effect on our business. In addition, third parties may claim that we infringe or have disclosed their intellectual property or proprietary information, and we could suffer significant litigation or licensing expense as a result.

Our success depends on our ability to obtain and maintain intellectual property protection in the U.S. and other countries with respect to our current and future proprietary products. We rely primarily upon a combination of trade secret protection and confidentiality agreements to protect our technology, manufacturing processes, and products. Our commercial success depends in part on obtaining and maintaining trade secret protection of our current and future products, if any, and the methods used to manufacture them, as well as successfully defending such trade secrets against third-party challenges. Our ability to stop third parties from making, using, selling, offering to sell or importing our products is dependent upon the extent to which we have valid and enforceable intellectual property rights that cover these activities.

Although we do not currently own any issued patents or patent applications covering our proprietary products or manufacturing processes we may, in the future, file patent applications or acquire or license intellectual property rights including patents and patent applications. The patent prosecution process is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner or in all jurisdictions where protection may be commercially advantageous. It is also possible that we may fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. In addition, we or our collaborators may only pursue, obtain or maintain patent protection in a limited number of countries. Even if patents do successfully issue, such patents may not adequately protect our intellectual property, provide exclusivity for our current or future product and service offerings, prevent others from designing around our claims or otherwise provide us with a competitive advantage.

Additionally, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the U.S., and many companies have encountered significant problems in protecting and defending such rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of intellectual property rights, particularly those relating to biotechnology, which could make it difficult for us to stop the infringement, misappropriation, or other violation of our intellectual property rights, including the unauthorized use or reproduction of our manufacturing or other trade secrets. Any of these outcomes could impair our ability to prevent competition from third parties, which may have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

We rely primarily on trade secret laws, as well as confidentiality and non-disclosure agreements, and other contractual protections, to protect our technologies. If we are unable to protect the confidentiality of our technology, the value of our technology and products could be materially adversely affected.

In addition to trade secret protection, we also rely on confidentiality agreements with our employees, consultants, contractors, collaborators, CDMOs, CROs and others to protect our technology and other proprietary information. These agreements require that all confidential information developed by the individual or entity or made known to the individual or entity by us during the course of the individual’s or entity’s relationship with us be kept confidential and not disclosed to third parties. Our agreements with employees as well as our personnel policies also generally provide that any inventions conceived by the individual in the course of rendering services to us shall be our exclusive property or that we may obtain full rights to such inventions at our election. However, trade secrets are difficult to protect.

Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, collaborators, CDMOs, CROs and others may unintentionally or willfully disclose our proprietary information to competitors, notwithstanding the existence of a valid confidentiality or similar non-disclosure agreement. We also face the risk that present or former employees could continue to hold rights to intellectual property used by us, demand the registration of intellectual property rights in their name, and seek payment of damages for our use of such intellectual property.

Enforcing a claim that a third party illegally obtained or is using any of our trade secrets is expensive and time consuming, and the outcome is unpredictable. We may not have adequate remedies in the event of unauthorized use or disclosure of our trade secrets or other proprietary information in the case of a breach of any such agreements and our trade secrets and other proprietary information could be disclosed to third parties, including our competitors. Many of our partners also collaborate with our competitors and other third parties. The disclosure of our trade secrets to our competitors, or more broadly, would impair our competitive position and may materially harm our business, financial condition, results of operations, cash flows and prospects. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our rights, and failure to maintain trade-secret protection could adversely affect our competitive business position. The enforceability of confidentiality agreements may vary from jurisdiction to jurisdiction. Courts outside the U.S. are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop substantially equivalent or superior knowledge, methods and know-how, and the existence of our own trade secrets affords no protection against such independent discovery.

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

Because patent applications in the U.S. and many foreign jurisdictions typically are not published until 18 months after filing, or in some cases not at all, and publications in the scientific literature often lag behind actual discoveries, we cannot be certain whether others have filed patent applications for technology that we were the first to invent. Others, including our competitors, may have filed, and may in the future file, patent applications covering technology similar to ours. Any such patent application may have priority over any future patent applications or patents that we may file or obtain, which could further require us to obtain rights to issued patents by others covering such technologies. If another party has filed a U.S. patent application on inventions similar to ours, we may have to participate in an interference proceeding declared by the United States Patent and Trademark Office (the USPTO) to determine priority of invention in the U.S. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful if, unbeknownst to us, the other party had independently arrived at the same or similar invention prior to our own invention, resulting in a loss of our U.S. patent position with respect to such inventions.

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

The life sciences industry has produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our products or methods of use either do not infringe the patent claims of the relevant patent and/or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity, in particular, is difficult since it requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Third parties have, and may in the future have, U.S. and non-U.S. issued patents and pending patent applications that may cover our current or future products. Such a third party may claim that we or our manufacturing or commercialization partners are using inventions covered by the third party’s patent rights and may go to court or a tribunal to stop us from engaging in our normal operations and activities, including making or selling our current or future products. In the event that any of these patent rights were asserted against us, we believe that we may have defenses against any such action, including that such patents would not be infringed by our current or future products and/or that such patents are not valid. However, if any such patent rights were to be asserted against us and our defenses to such assertion were unsuccessful, unless we obtain a license to the patents concerned, we could be liable for damages, which could be significant and include treble damages and attorneys’ fees if we are found to have willfully infringed. We could also be precluded from commercializing any future products that were ultimately held to infringe such patents, all of which could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

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

▪
these agreements may be breached;
▪
these agreements may not provide adequate remedies for the applicable type of breach; or
▪
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

Our trademarks or trade names may be challenged, infringed, circumvented, or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names or marks which we need for name recognition by potential partners or customers in our markets of interest. During trademark registration proceedings, we may receive rejections. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business, financial condition, results of operations, cash flows and prospects may be adversely affected.

Intellectual property rights do not necessarily address all potential threats.

The degree of future protection afforded by our proprietary and intellectual property rights is uncertain because such rights offer only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

▪
we do not currently own or license any patents, and others may be able to develop products that are similar to, or better than, our current or future products in a way that is not covered by the claims of the patents we may own or license in the future;
▪
the trade secret protection that we rely on to protect our proprietary information and know-how does not protect us against any third parties independently developing competing technology;
▪
we, or our licensing partners or current or future collaborators, might not have been the first to make the inventions covered by issued patents or pending patent applications that we may own or license in the future;
▪
we, or our licensing partners or current or future collaborators, might not be the first to file patent applications for certain of our or their inventions;

▪
we may choose not to file a patent for certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property;
▪
the patents of third parties or pending or future applications of third parties, if issued, may have an adverse effect on our business; or
▪
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

We may need or may choose to obtain licenses from third parties to advance our research or allow commercialization of our current or future products, and we cannot provide any assurances that third-party patents do not exist that might be enforced against our current or future products in the absence of such a license. We may fail to obtain any of these licenses on commercially reasonable terms, if at all. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. If we could not obtain a license, we may be required to expend significant time and resources to develop or license replacement technology. If we are unable to do so, we may be unable to develop or commercialize the affected products, which could materially harm our business and the third parties owning such intellectual property rights could seek either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation.

Licensing of intellectual property involves complex legal, business and scientific issues. Disputes may arise between us and our licensors regarding intellectual property subject to a license agreement, including:

▪
the scope of rights granted under the license agreement and other interpretation-related issues;
▪
whether, and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
▪
our right to sublicense patent and other rights to third parties under collaborative development relationships;
▪
our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our products, and what activities satisfy those diligence obligations; and
▪
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

▪
limiting funds otherwise available for financing our capital expenditures by requiring us to dedicate a portion of our cash flows from operations to the repayment of debt and the interest on this debt;
▪
limiting our ability to incur or prepay existing indebtedness, pay dividends or distributions, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments and make changes in the nature of the business, among other things;
▪
making us more vulnerable to rising interest rates, as certain of our borrowings, including borrowings under the Credit Agreement, bear variable rates of interest; and
▪
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

We expect to use cash on hand to meet current and future financial obligations, including funding our operations, debt service requirements and capital expenditures. The ability to make these payments depends on our financial and operating performance, which is subject to prevailing economic, industry and competitive conditions and to certain financial, business, economic and other factors beyond our control and as set forth herein.

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

The phase-out of the London Interbank Offered Rate (LIBOR), or the replacement of LIBOR with a different reference rate, may adversely affect interest rates.

Borrowings under our Credit Agreement bear interest at rates determined using LIBOR as the reference rate. On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it would phase out LIBOR by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021, or if alternative rates or benchmarks will be adopted, and currently it appears highly likely that LIBOR will be discontinued or substantially modified in future years.

On November 30, 2020, ICE Benchmark Administration (the administrator of LIBOR) with the support of the United States Federal Reserve and the Financial Conduct Authority, announced plans to consult on ceasing publication of USD LIBOR on December 31, 2021 for only the one week and two month USD LIBOR tenors, and on June 30, 2023 for all other USD LIBOR tenors. While this announcement extends the transition period to June 2023, the United States Federal Reserve concurrently issued a statement advising banks to stop new USD LIBOR issuances by the end of 2021. We believe that the administrative agent under our Credit Agreement, MidCap Financial Trust, will continue to use the one month USD LIBOR tenor in the ordinary course. However, our Credit Agreement permits the agent in certain circumstances, including upon a determination that the LIBOR rate will no longer be provided or published on a date certain or that no reasonable means will exist for ascertaining such rate, to make adjustments that the agent determines necessary to preserve the current all-in rate of interest. Changes in the method of calculating LIBOR, or the replacement of LIBOR with an alternative rate or benchmark, may adversely affect interest rates and result in higher borrowing costs. This could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects. We cannot predict the effect of the potential changes to LIBOR or the establishment and use of alternative rates or benchmarks. Furthermore, we may need to renegotiate our Credit Agreement or incur other indebtedness, and changes in the method of calculating LIBOR, or the use of an alternative rate or benchmark, may negatively impact the terms of such indebtedness.

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

▪
incur additional indebtedness;
▪
incur liens;
▪
merge, dissolve, liquidate, amalgamate, consolidate or sell all or substantially all of our assets;
▪
declare or pay certain dividends, payments or distribution or repurchase or redeem certain capital stock; and
▪
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

Risks Related to Our Common Stock

Telegraph Hill Partners Management Company LLC, through its affiliates THP LP and THP LLC, controls us, and its interests may conflict with ours or yours in the future.

THP controls approximately 62.5% of the voting power of our outstanding common stock, which means that THP can control the vote of all matters submitted to a vote of our stockholders. This control enables THP to control the election of the members of our board of directors and all other corporate decisions. In particular, for so long as THP continues to own a majority of our common stock, THP will be able to cause or prevent a change of control of us or a change in the composition of our board of directors and could preclude any unsolicited acquisition of us. Pursuant to our investors’ rights agreement and our amended and restated certificate of incorporation, THP has certain rights, and the ability to take certain actions, that are not otherwise available to all stockholders. For example, our investors’ rights agreement provides THP the right, subject to certain conditions, to demand that we file a registration statement or request that their shares of our common stock be covered by a registration statement that we are otherwise filing. In addition, until such time as THP first ceases to own greater than 50% of the outstanding voting power of our common stock, our amended and restated certificate of incorporation effectively provides THP with the ability to fill vacancies on the board, remove directors (with or without cause), call a special meeting of our stockholders, amend our certificate of incorporation (subject to approval of our board of directors) and amend our bylaws. Even when THP ceases to control a majority of the total voting power, for so long as THP continues to own a significant percentage of our common stock, THP will still be able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval. Accordingly, for such period of time, THP will have significant influence with respect to our management, business plans and policies. The concentration of ownership and availability of the foregoing rights could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of us and ultimately might affect the market price of our common stock.

THP and its affiliates engage in a broad spectrum of activities, including investments in our industry generally. In the ordinary course of their business activities, THP and its affiliates may engage in activities where their interests conflict with our interests or those of our other stockholders, such as investing in or advising businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. Our amended and restated certificate of incorporation provides that none of THP and its affiliates and any person or entity who, while a stockholder, director, officer or agent of the Company or any of its affiliates, is a director, officer, principal, partner, member, manager, employee, agent and/or other representative of THP and its affiliates (each, an “Identified Person”) has any duty to refrain from (i) engaging in a corporate opportunity in the same or similar business activities or lines of business in which we or our affiliates are engaged or that are deemed to be competing with us or any of our affiliates or (ii) otherwise investing in or providing services to any person that competes with us or our affiliates engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. In addition, to the fullest extent permitted by law, no Identified Person has any obligation to offer to us or our subsidiaries or affiliates the right to participate in any corporate opportunity in the same or similar business activities or lines of business in which we or our affiliates are engaged or that are deemed to be competing with us or any of our affiliates. This means that THP may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, THP may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to you or may not prove beneficial.

Our shares of common stock are listed on the Nasdaq Global Market, and we are a “controlled company” within the meaning of the rules and listing standards of NASDAQ. As a result, we qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You will not have the same protections as those afforded to stockholders of companies that are subject to such governance requirements.

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

▪
are not required to have a board that is composed of a majority of “independent directors,” as defined under the rules and listing standards of The Nasdaq Stock Market, LLC;
▪
are not required to have a compensation committee that is composed entirely of independent directors or have a written charter addressing the committee’s purpose and responsibilities; and
▪
are not required to have director nominations be made, or recommended to the full board of directors, by its independent directors or by a nominations committee that is composed entirely of independent directors, and to adopt a written charter or a board resolution addressing the nominations process.

We utilize, and intend to continue to utilize, certain of these exemptions. For example, a majority of our directors have not been, and, in the future for so long as we rely on such exemptions, will not be, affirmatively determined to be independent nor will our compensation committee or nominating and corporate governance committee of the board be comprised entirely of directors who have been determined to be independent.

Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of NASDAQ.

Because we are a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting in order to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act). We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. We remain in the early stages of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404 of the Sarbanes-Oxley Act. We may not be able to complete our evaluation, testing and any required remediation in a timely manner. If we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of the end of the fiscal year that coincides with the filing of our second annual report on Form 10-K. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We are also required to disclose changes made in our internal control and procedures on a quarterly basis. However, we expect that our independent registered public accounting firm will not be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company” as defined in the JOBS Act if we take advantage of the exemptions contained in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse if it is not satisfied with the level at which our controls are documented, designed or operating.

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

In the past, specifically in connection with the audit of our financial statements for the fiscal years ended December 31, 2020 and 2019 included in the final prospectus to our Registration Statement on Form S-1, as amended (File No. 333-256795), filed with the SEC on June 25, 2021, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weakness resulted from not having internal controls that were designed, documented and executed to support the accurate and timely analysis and reporting of financial results associated with accounting for complex, non-routine transactions under GAAP. Consequently, we inappropriately accounted for our entry into a stock purchase agreement with THP on January 14,

2019, pursuant to which THP acquired majority control of Teknova (the THP Transaction), including as to certain tax benefits and the allocation of transaction costs across periods. See Part II, Item 9A “Controls and Procedures” in this Annual Report on Form 10-K.

We have begun taking significant measures, and plan to continue to take measures, to remediate this material weakness, however, we cannot assure you that these or other measures will fully remediate the material weakness in a timely manner or prevent future material weaknesses from occurring. As part of our remediation plan to address the material weakness identified above, we are working to hire accounting employees and/or consultants with the specific technical accounting experience necessary to assist with complex, non-routine transactions and implementing and adopting additional control procedures. We believe that the measures we are implementing will remediate the material weakness and strengthen our internal control over financial reporting.

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

We are an “emerging growth company,” defined in the JOBS Act and, for as long as we continue to be an emerging growth company, we may choose to take advantage of certain exemptions and relief from various public reporting requirements, including the requirement that our internal control over financial reporting be audited by our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act; the exemption from any rules that could be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the auditor’s report on financial statements; reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and not required to hold nonbinding advisory votes on executive compensation or stockholder approval of any golden parachute payments not previously approved.

Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the Securities Act), for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

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

The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business, particularly after we are no longer an “emerging growth company”.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the Exchange Act) and the Sarbanes-Oxley Act, the listing requirements of NASDAQ and other applicable securities rules and regulations. Compliance with these rules and regulations has increased our legal and financial compliance costs, and are expected to continue to make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires that we file annual, quarterly and current reports with respect to our business, financial condition, results of operations, cash flows and prospects. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. Furthermore, the need to continue to establish the corporate infrastructure demanded of a public company may divert our management’s attention from implementing our growth strategy, which could prevent us from improving our business, financial condition, results of operations, cash flows and prospects. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. In addition, these rules and regulations have increased our legal and financial compliance costs and have made, and are expected to continue to make, some activities more time-consuming and costly. For example, these rules and regulations have made, and are expected to continue to make, it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. These additional obligations could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

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

Our amended and restated certificate of incorporation and amended and restated bylaws and the General Corporation Law of the State of Delaware, as amended (the DGCL), contain provisions that could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders. Among other things, these provisions:

▪
allow us to authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include supermajority voting, special approval, dividend, or other rights or preferences superior to the rights of other stockholders;
▪
provide for a classified board of directors with staggered three-year terms;
▪
provide that, at any time after THP first ceases to beneficially own more than 50% in voting power of the outstanding shares of our common stock entitled to vote generally in the election of directors (the THP Trigger Event), directors may only be removed for cause, and only by the affirmative vote of holders of at least 66 2/3% in voting power of all the then-outstanding shares of our stock entitled to vote thereon, voting together as a single class;
▪
prohibit stockholder action by written consent from and after the THP Trigger Event;
▪
provide that, at any time after the THP Trigger Event, special meetings may only be called by or at the direction of the Chairman of our board of directors, our board of directors or our Chief Executive Officer;
▪
provide that, at any time after the THP Trigger Event, any alteration, amendment or repeal, in whole or in part, of any provision of our bylaws by our stockholders will require the affirmative vote of the holders of at least 66 2/3% in voting power of all the then-outstanding shares of our stock entitled to vote thereon, voting together as a single class; and
▪
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

An active, liquid trading market for our common stock may not be sustained, which may limit your ability to sell your shares.

Our shares of common stock began trading on the Nasdaq Global Market on June 25, 2021. Prior to our IPO, there was no public market for our common stock. Although our common stock is listed on the Nasdaq Global Market, an active trading market for our common stock may not be sustained. A public trading market having the desirable characteristics of depth, liquidity and orderliness depends upon the existence of willing buyers and sellers at any given time, which is dependent upon the individual decisions of buyers and sellers over which neither we nor any market maker has control. The failure of an active and liquid trading market to persist would likely have a material adverse effect on the value of our common stock. An inactive market may also impair our ability to raise capital to continue to fund operations by issuing additional shares of our common stock or other equity or equity-linked securities and may impair our ability to acquire other companies or technologies by using any such securities as consideration.

A significant portion of our total outstanding shares of common stock are available for immediate resale and may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. All shares sold in our IPO were freely tradable upon such sale without restriction or further registration under the Securities Act, except for any shares held by our affiliates, as that term is defined under Rule 144 of the Securities Act (Rule 144), including our directors, executive officers and other affiliates (including THP), which may be sold only in compliance with certain limitations.

We have 28,012,017 shares of common stock outstanding, of which 21,111,917 (or 75.4%) were subject to a 180 day lock up period provided under lock up agreements executed in connection with our IPO and restricted from immediate resale under the securities laws. The contractual lock up period pertaining to our IPO expired on December 21, 2021. Upon such expiration, 21,111,917 shares became eligible for sale in the public market, substantially all of which are held by directors, executive officers and other affiliates and will be subject to volume, manner of sale and other limitations under Rule 144. Registration of any of these outstanding shares of common stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the registration statement.

The market price of our stock could decline if the holders of currently restricted shares of common stock sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of common stock or other securities. In addition, shares of our common stock that are issued pursuant to our equity incentive plans and our Employee Stock Purchase Plan (ESPP) will become eligible for sale in the public market, subject to provisions relating to various vesting agreements, lock-up agreements and Rule 144, as applicable.

As of December 31, 2021, there were 322,174, 1,999,254 and 442,684 shares of common stock reserved for issuance pursuant to outstanding stock option awards under the 2016 Stock Plan, as amended (2016 Plan), the 2020 Equity Incentive Plan, as amended (2020 Plan) and the 2021 Equity Incentive Plan (2021 Plan), respectively. In addition, the 2021 Plan and the ESPP provide for annual automatic increases in the number of shares reserved thereunder. As of January 1, 2022, a total of 3,698,555 and 570,948 shares of common stock remain available and have been reserved for future issuance under the 2021 Plan and our ESPP, respectively. In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to you.

Because we have no current plans to pay regular cash dividends on our common stock and are prohibited from paying cash dividends under the Credit Agreement, you may not receive any return on investment unless you sell your common stock for a price higher than you paid for it.

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

Our amended and restated certificate of incorporation authorizes us to issue one or more series of preferred stock. Our board of directors has the authority to determine the preferences, limitations and relative rights of the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our stockholders. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discouraging bids for our common stock at a premium to the market price, and materially adversely affect the market price and the voting and other rights of the holders of our common stock.

Our future capital needs are uncertain and we may need to raise additional funds in the future.

We believe that our existing cash and cash equivalents as of December 31, 2021, together with the cash generated from our IPO and credit facility under the Credit Agreement, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 24 months. However, we may need to raise substantial additional capital to:

▪
expand the commercialization of our products;
▪
fund our operations;
▪
further our research and development; and
▪
pursue strategic transactions, such as acquisitions.

Our future funding requirements will depend on many factors, including:

▪
market acceptance of our products;
▪
the cost and timing of establishing additional sales, marketing and distribution capabilities;
▪
revenue and cash flow derived from existing or future collaborations;
▪
the cost of our research and development activities;
▪
the cost and timing of regulatory clearances or approvals;
▪
the effect of competing technological and market developments; and
▪
the extent to which we engage in strategic transactions, such as the acquisition of, investment in or disposal of businesses, assets, products and technologies, including inbound or outbound licensing arrangements.

We cannot assure you that we will be able to obtain additional funds on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, our stockholders may experience dilution. Future debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or equity financing may contain terms that are not favorable to us or our stockholders. Further, we are not eligible to file a "short-form" registration statement on Form S-3 under the Securities Act to register our securities in connection with a follow-on, secondary or shelf offering until July 1, 2022. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If we do not have, or are not able to obtain, sufficient funds, we may have to delay development or commercialization of our products. We also may have to reduce marketing, customer support or other resources devoted to our products or cease operations. Any of these factors could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Our amended and restated certificate of incorporation and amended and restated bylaws provide for indemnification of our directors and officers, in each case to the fullest extent permitted by Delaware law. In addition, as permitted by Section 145 of the DGCL, our amended and restated bylaws, and the indemnification agreements that we have entered into with our directors and officers, provide that:

▪
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
▪
we may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law;

▪
we may, in our discretion, advance expenses incurred by our directors and officers in connection with defending or participating in a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification;
▪
we will not be obligated pursuant to our amended and restated bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings authorized by our board of directors or brought to enforce a right to indemnification; and
▪
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

We are currently subject to income taxes in the U.S. only, but our future tax liabilities may be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

▪
changes in the valuation of our deferred tax assets and liabilities;
▪
expected timing and amount of the release of any tax valuation allowances;
▪
expansion into foreign jurisdictions that require us to pay local income taxes;
▪
expiration of, or detrimental changes in, research and development tax credit laws; or
▪
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

We are subject to the periodic reporting requirements of the Exchange Act. We have designed our disclosure controls and procedures to provide reasonable assurance that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

Our employees, consultants, distributors and commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements, and insider trading.

We are exposed to the risk of fraud or other misconduct by our employees, consultants, distributors and commercial partners. Misconduct by these parties could include intentional failures to comply with the applicable laws and regulations in the U.S. and abroad, report financial information or data accurately or disclose unauthorized activities to us. These laws and regulations may restrict or prohibit a wide range of pricing, discounting and other business arrangements. Such misconduct could result in legal or regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and any other precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses, or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could result in the imposition of significant civil, criminal and administrative penalties, which could have a significant impact on our business. Whether or not we are successful in defending against such actions or investigations, we could incur substantial costs, including legal fees and divert the attention of management in defending ourselves against any of these claims or investigations.

Our operating results and stock price may be volatile. Market volatility may affect the value of an investment in our common stock and could subject us to litigation.

Our quarterly operating results are likely to fluctuate in the future. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations, including as a result of the COVID-19 pandemic and its economic consequences. This market volatility, as well as general economic, market or political conditions, could subject the market price of our common stock to wide price fluctuations regardless of our operating performance. Our operating results and the trading price of our common stock may fluctuate in response to various factors, including:

▪
market conditions in our industry or the broader stock market;
▪
actual or anticipated fluctuations in our quarterly financial and operating results;
▪
introduction of new products or services by us or our competitors;
▪
issuance of new or changed securities analysts’ reports or recommendations;
▪
sales, or anticipated sales, of large blocks of our stock;
▪
additions or departures of key personnel;
▪
regulatory or political developments;
▪
litigation and governmental investigations;
▪
changing economic conditions;
▪
investors’ perception of us;
▪
events beyond our control such as weather, war and health crises such as the COVID-19 pandemic; and
▪
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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

See Item 1. "Business – Facilities" for specific information about our commercial, office, manufacturing and warehouse space.

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock is listed on the NASDAQ Global Market under the symbol “TKNO”.

Holders

On March 15, 2022, we had 5 holders of record of our common stock.

Dividends

We have not paid any dividends since our inception. We currently intend to retain all available funds and any future earnings to support operations and to finance the growth and development of our business. We do not currently intend to declare or pay any cash dividends on our common stock in the foreseeable future. Any future determination to pay dividends on our capital stock will be at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements and other factors that our board of directors considers relevant. In particular, unless waived, the terms of the Credit Agreement prohibit us from paying dividends, other than dividends payable in our stock, without the prior written consent of the lender. Our future ability to pay cash dividends on our common stock may also be limited by the terms of any future debt or preferred securities we may issue or any future credit facilities we may enter into.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12. of Part III for information regarding securities authorized for issuance under our equity compensation plans.

Stock Performance Graph

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and are not required to provide a performance graph.

Issuer Repurchases of Equity Securities

Not applicable.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of Alpha Teknova, Inc.’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect its future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” appearing elsewhere in this Annual Report on Form 10-K. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to "the Company," “Teknova,” we,” “us,” and “our” are intended to mean the business and operations of Alpha Teknova, Inc.

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

In 2017, we achieved ISO 13485:2016 certification, enabling us to manufacture products for use in diagnostic and therapeutic applications. Our certification allows us to offer solutions across the entire customer product development workflow, supporting our customers' need for materials in greater volume and that meet increasingly stringent regulatory requirements as they scale from research to commercialization.

We manufacture our products at our Hollister, California headquarters and stock inventory of raw materials, components, and finished goods at that location. We rely on a limited number of suppliers for certain raw materials, and we have no long-term supply arrangements with our suppliers, as we order on a purchase order basis. We ship our products directly from our warehouses in Hollister, California and Mansfield, Massachusetts to our customers and distributors pursuant to purchase orders. We typically recognize revenue when products are shipped.

We generated revenue of $36.9 million in 2021, which represents an increase of $5.6 million as compared to 2020. In 2021 and 2020, only 2.9% and 3.7%, respectively, of our revenue was generated from customers located outside of the U.S. Our sales outside of the U.S. are denominated in U.S. dollars. Approximately 71% of our revenue for the year ended December 31, 2021 was generated from sales through direct channels and a limited salesforce, with the remainder generated through distributor sales.

We had an operating loss of $12.0 million in 2021 compared to $4.7 million of operating income in 2020. We expect our expenses will continue to increase in future periods in connection with our ongoing activities as we:

▪
attract, hire, and retain qualified personnel;
▪
invest in processes and infrastructure to enable manufacturing automation and expand capacity;
▪
build research and development (R&D) capacity to introduce new products and services and create intellectual property;
▪
build our brand, market, and sell new and existing products and services;
▪
potentially acquire businesses or technologies to accelerate the growth of our business; and
▪
function as a public company.

Key Developments

•
On March 26, 2021, we entered into the Credit Agreement which provides for loan commitments in an aggregate amount of up to $27.0 million and drew down $12.0 million on the term loan thereunder. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility” for more information regarding the credit facility.
▪
On June 29, 2021, we completed an IPO in which we issued and sold 6,900,000 shares of our common stock at a public offering price of $16.00 per share. We received $99.1 million in net proceeds, after deducting underwriting discounts and commissions of $7.7 million and offering expenses of $3.6 million.

Impact of COVID-19 on Our Business

We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact customers, employees, suppliers, vendors, business partners, and distribution channels. In an effort to protect the health and safety of our employees, we took proactive action from the earliest signs of the outbreak, which included implementing social distancing policies at our facilities, facilitating remote working arrangements and imposing employee travel restrictions. We are unable to predict the impact that the COVID-19 pandemic will have on our future financial position and operating results due to numerous uncertainties. These uncertainties include the severity of the virus and any variants, the duration of the outbreak, governmental, business or other actions, impacts on our supply chain, the effect on customer demand, and buying patterns, the health of our workforce and our ability to meet staffing needs throughout the critical functions. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer spending as well as other unanticipated consequences remain unknown. In addition, we cannot predict the impact that the COVID-19 pandemic will have on our customers, vendors, suppliers, and other business partners; however, any material effect on these parties could adversely impact us.

We believe that we have successfully, and will continue to successfully, navigate the uncertain environment associated with the COVID-19 pandemic. This includes implementing enhanced measures focusing on the safety of our customers and employees as well as improved operating discipline across our business. Our overall liquidity is strong, and we believe we are able to meet our operating cash needs and other investing and financing cash requirements at this time, including those necessary to grow the business as economic conditions improve.

The situation surrounding the COVID-19 pandemic remains fluid, and we are actively managing our response in collaboration with customers, team members, and business partners. For further information regarding the impact of the COVID-19 pandemic on the Company, please see Item 1A., "Risk Factors" in this report, which is incorporated herein by reference.

Results of Operations

The following tables set forth our results of operations for the years ended December 31, 2021 and 2020 (dollars in thousands):

	For the Year Ended December 31,
	2021	2020	$ Change	% Change
Revenue	$36,893	$31,297	$5,596	17.9%
Cost of sales	19,272	13,542	5,730	42.3%
Gross profit	17,621	17,755	(134)	(0.8)%
Operating expenses:
Research and development	4,312	1,507	2,805	186.1%
Sales and marketing	3,777	2,229	1,548	69.4%
General and administrative	20,392	8,208	12,184	148.4%
Amortization of intangible assets	1,148	1,148	—	—
Total operating expenses	29,629	13,092	16,537	126.3%
Income (loss) from operations	(12,008)	4,663	(16,671)	(357.5)%
Other income (expenses), net
Interest income (expense), net	(589)	87	(676)	(777.0)%
Other expense, net	(40)	(24)	(16)	66.7%
Total other income (expenses), net	(629)	63	(692)	(1098.4)%
Income (loss) before income taxes	(12,637)	4,726	(17,363)	(367.4)%
Provision for (benefit from) income taxes	(2,834)	1,156	(3,990)	(345.2)%
Net income (loss)	$(9,803)	$3,570	$(13,373)	(374.6)%

Revenue

Our revenue disaggregated by product category, for the years ended December 31, 2021 and 2020 was as follows (dollars in thousands):

	For the Year Ended December 31,
	2021	2020	$ Change	% Change
Lab Essentials	$27,184	$21,240	$5,944	28.0%
Clinical Solutions	6,793	4,807	1,986	41.3%
Sample Transport	1,530	4,297	(2,767)	(64.4)%
Other	1,386	953	433	45.4%
Total revenue	$36,893	$31,297	$5,596	17.9%

Total revenue was $36.9 million in 2021, an increase of $5.6 million, or 17.9%, compared with $31.3 million in 2020.

Lab Essentials revenue was $27.2 million in 2021, an increase of $5.9 million, or 28.0%, compared with $21.2 million in 2020. The increase in Lab Essentials revenue was due in roughly equal measure to a higher average revenue per customer and an increased number of customers.

Clinical Solutions revenue was $6.8 million in 2021, an increase of $2.0 million, or 41.3%, compared with $4.8 million in 2020. The increase in Clinical Solutions revenue was attributable to an increased number of customers somewhat offset by lower average revenue per customer.

Sample Transport revenue was $1.5 million in 2021, a decrease of $2.8 million, or 64.4%, compared with $4.3 million in 2020. The decline in Sample Transport revenue was due to the decline in market demand for COVID-19 testing and an increase in market supply of sample transport products, each of which began in early 2021. Please see Item 1A., “Risk Factors”, for a discussion of the impact of the COVID-19 pandemic on the operations of our business and the uncertainties associated with global epidemics that may have an adverse impact on our operating results, cash flows and financial condition in the future.

Our revenue disaggregated by geographic region, for the years ended December 31, 2021 and 2020, was as follows (dollars in thousands):

	For the Year Ended December 31,
	2021	2020	$ Change	% Change
United States	$35,808	$30,138	$5,670	18.8%
International	1,085	1,159	(74)	(6.4)%
Total revenue	$36,893	$31,297	$5,596	17.9%

Revenue from sales to customers in the United States was $35.8 million in 2021, and $30.1 million in 2020. Revenue from U.S. sales represented 97.1% percent and 96.3% of our total revenue in 2021 and 2020, respectively. We experienced significant U.S. growth due to higher revenue in all product categories except Sample Transport.

Revenue from sales to customers in markets outside of the U.S. was $1.1 million in 2021, and $1.2 million in 2020. Revenue from international sales represented 2.9% and 3.7% of our total revenue in 2021 and 2020, respectively. Revenue from sales to customers in markets outside the U.S. decreased as a percentage of total revenue due to lower international revenue and higher overall revenue in 2021. Our sales to customers outside of the U.S. are denominated in U.S. dollars.

Gross profit

Our gross profit for the years ended December 31, 2021 and 2020 was as follows (dollars in thousands):

	For the Year Ended December 31,
	2021	2020	$ Change	% Change
Cost of sales	$19,272	$13,542	$5,730	42.3%
Gross profit	17,621	17,755	(134)	(0.8)%
Gross profit %	47.8%	56.7%

Gross profit percentage was 47.8% in 2021, and 56.7% in 2020. The decrease in gross profit percentage in 2021 was primarily driven by an increase in manufacturing overhead and higher labor costs as a percentage of revenue as well as a $0.4 million reserve taken against Sample Transport inventory.

Operating expenses

Our operating expenses for the years ended December 31, 2021 and 2020 were as follows (dollars in thousands):

	For the Year Ended December 31,
	2021	2020	$ Change	% Change
Research and development	$4,312	$1,507	$2,805	186.1%
Sales and marketing	3,777	2,229	1,548	69.4%
General and administrative	20,392	8,208	12,184	148.4%
Amortization of intangible assets	1,148	1,148	—	0.0%
Total operating expenses	$29,629	$13,092	$16,537	126.3%

Research and development expenses were $4.3 million in 2021 and $1.5 million in 2020. The increase was primarily driven by increased headcount, depreciation, and various discretionary costs to support our new product and process development efforts.

Sales and marketing expenses were $3.8 million in 2021 and $2.2 million in 2020. The increase was primarily driven by increased headcount to develop our commercial presence and increase customer support, as well as higher levels of promotional spending.

General and administrative expenses were $20.4 million in 2021 and $8.2 million in 2020. The increase was primarily driven by increased headcount as well as professional fees, stock-based compensation, insurance, and information technology expenses, to build the infrastructure necessary to support our growth strategy.

Provision for (benefit from) income taxes

Our provision for (benefit from) income taxes for the years ended December 31, 2021 and 2020 was as follows (dollars in thousands):

	For the Year Ended December 31,
	2021	2020	$ Change	% Change
Provision for (benefit from) income taxes	$(2,834)	$1,156	$(3,990)	(345.2)%
Effective tax rate	22.4%	24.5%

Our benefit from income taxes was $2.8 million in 2021, which was primarily due to a federal deferred tax benefit from losses during such period. Our provision for income taxes was $1.2 million in 2020. The decrease in our provision for income taxes was attributable to a decrease in operating income.

Other income (expenses), net

Other income (expenses), net for the years ended December 31, 2021 and 2020 was as follows (dollars in thousands):

	For the Year Ended December 31,
	2021	2020	$ Change	% Change
Interest income (expense), net	$(589)	$87	$(676)	(777.0)%
Other expense, net	(40)	(24)	(16)	66.7%
Total other income (expenses), net	$(629)	$63	$(692)	(1098.4)%

Other expenses, net was $0.6 million in 2021 compared to $0.1 million of total other income, net in 2020. The increase in other expenses, net was primarily driven by interest expense due to debt outstanding in 2021 with no comparable debt balance in 2020.

Liquidity and Capital Resources

The primary source of financing for our operations was our IPO, which we completed in June 2021 and resulted in net proceeds to us of $99.1 million, after deducting underwriting discounts and commissions of $7.7 million and offering expenses of $3.6 million. As of December 31, 2021, we had $93.5 million in working capital, which included $87.5 million in cash and cash equivalents.

In addition to our existing cash and cash equivalents balance, another source of liquidity is our credit facility as described below in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility”.

To facilitate our expected growth, we expect to continue to use our sources of liquidity to make investments as we expand our operations and increase capacity. In particular, we are building out new manufacturing, warehouse and distribution facilities in Hollister, California, which we expect to be a significant use of cash over the next 12 to 18 months. We are carrying the majority of these fixed assets as construction in progress on our balance sheet until the facilities and related equipment are put into service. These uses of cash are not reasonably likely to result in material changes in the Company’s liquidity. In addition, we may also lease or purchase additional office, manufacturing, warehouse and/or distribution facilities. See “Notes to Financial Statements—Note 15—Obligations under Operating Leases,” for a discussion of our lease obligations reflected on our balance sheet.

We may also use our liquidity to pursue potential acquisitions that further or accelerate our business strategy.

Credit Facility

On March 26, 2021, we entered into the Credit Agreement. The Credit Agreement provides for a $27.0 million credit facility (the Facility) consisting of a $22.0 million senior, secured term loan (the Term Loan), and a $5.0 million working capital facility (the Revolving Loan). The Term Loan is staged such that $12.0 million was available immediately, an additional $5.0 million was available on September 30, 2021, and $5.0 million may be available in 2022, contingent upon achieving (i) trailing twelve months of net revenue of $37.0 million if the proposed funding date is on or after January 1, 2022 and before July 1, 2022 or $38.5 million if the proposed funding date is on or after July 1, 2022 and on or before September 30, 2022 and (ii) earnings before interest, taxes, depreciation and amortization (EBITDA) targets (as defined in the Credit Agreement). We opted not to draw down the $5.0 million Term Loan tranche available on September 30, 2021. Borrowings on the Revolving Loan are limited to a borrowing base calculation. As of December 31, 2021, there was no drawdown on the Revolving Loan. The proceeds from the Facility are being used for working capital and general corporate purposes.

The interest on the Term Loan is based on the annual rate of one-month LIBOR plus 6.45%, subject to a LIBOR floor of 1.50%. If any advance under the Term Loan is prepaid at any time, the prepayment fee is based on the amount being prepaid and an applicable percentage amount, such as 3%, 2%, or 1%, based on the date the prepayment is made after the closing date of the Term Loan. The Credit Agreement contains a financial covenant based upon a trailing twelve months of net revenue, including a requirement of $32.0 million in the twelve months ended December 31, 2021. As of December 31, 2021, we were in compliance with this requirement. The outstanding balance on the Facility will be due in full on March 1, 2026. At the end of the Term Loan, we will pay an exit fee of $0.6 million, which represents 5% of the $12.0 million in borrowings made available immediately on March 26, 2021. Such fee is being accreted to interest expense over the life of the Term Loan. We incurred $0.3 million of debt issuance costs which are recorded in long-term debt, net of current portion in the balance sheets. On March 26, 2021, we drew the full $12.0 million of the Term Loan available. As of December 31, 2021, the outstanding balance on the Term Loan was $12.0 million ($11.9 million net of debt issuance costs), and such balance is presented as long-term debt on the balance sheet (in thousands).

The maximum loan amount under the Revolving Loan (the Revolving Loan Commitment Amount) is $5.0 million, which we may request the Lenders to increase up to $15.0 million. The amount available to us under the Revolving Loan at any one time shall be based upon an amount equal to: (i) 85% of the net collectable value of our domestic accounts receivable; plus (ii) 50% of domestic eligible finished goods inventory that does not exceed $1.0 million. Additionally, availability from finished goods inventory cannot exceed 25% of the total borrowing base availability. Interest on the outstanding balance of the Revolving Loan will be payable monthly in arrears at an annual rate of one-month LIBOR plus 3.75%, subject to a LIBOR floor of 1.50%. There was no outstanding balance on the Revolving Loan as of December 31, 2021.

The Credit Agreement includes a financial covenant that requires us to maintain certain minimum revenue, tested monthly based on trailing 12 months net revenue. Calendar year-end net revenue covenants are a based on the achievement of a minimum revenue of $32.0 million at December 31, 2021, $37.5 million at December 31, 2022, $42.0 million at December 31, 2023, $46.5 million at December 31, 2024 and $51.5 million at December 31, 2025. In connection with the Facility, the Lenders received a perfected first priority security interest in all existing and after-acquired assets of the Company.

We believe these sources of liquidity, in addition to the net proceeds from our IPO, which closed on June 29, 2021, will be sufficient to fund our liquidity requirements for at least the next 24 months. Our principal liquidity requirements are to fund our operations (which includes, but is not limited to, maintaining sufficient levels of inventory to meet the anticipated demand of our customers), and to fund our capital expenditures, including the expansion of our manufacturing operations such as the construction of a new manufacturing, warehouse and distribution facilities in Hollister, California, which we expect to be a significant use of cash over the next 12 months. We may, however, require or elect to secure additional financing as we continue to execute our business strategy. If we require or elect to raise additional funds, we may do so through equity or debt financing, which may or may not be available on favorable terms and could require us to agree to covenants that limit our operating flexibility.

The following table sets forth, for the periods indicated, net cash flows provided by (used in) operating activities, provided by (used in) investing activities and provided by (used in) financing activities (in thousands):

	For the Year Ended December 31,
	2021	2020
Net cash provided by (used in) operating activities	$(9,069)	$2,505
Net cash provided by (used in) investing activities	(17,521)	(1,735)
Net cash provided by (used in) financing activities	110,793	(1,599)
Net increase in cash and cash equivalents	$84,203	$(829)

Operating Activities

Net cash provided by operating activities consists primarily of net income adjusted for certain non-cash items (including depreciation and amortization, bad debt expense, deferred taxes, loss on disposal of property, plant and equipment, inventory reserve, amortization of debt issuance costs, and stock-based compensation expense), and the effect of changes in working capital and other activities.

Net cash used in operating activities was $9.1 million in 2021, which primarily consisted of net loss of $9.8 million plus net adjustments for non-cash charges of $2.4 million, offset by net changes in operating assets and liabilities of $1.7 million. The primary non-cash adjustments to net income included $2.9 million of depreciation and amortization, $1.6 million of stock-based compensation, $0.4 million of inventory reserve, partially offset by $2.8 million in deferred taxes. Net cash used in changes in operating assets and liabilities consisted primarily of a $2.3 million increase in inventories, $1.3 million increase in prepaid expenses and other current assets, partially offset by a $1.8 million increase in accrued liabilities and $0.3 million increase in accounts payable.

Net cash provided by operating activities was $2.5 million for the year ended December 31, 2020, which primarily consisted of net income of $3.6 million plus net adjustments for non-cash charges of $4.4 million, partially offset by net changes in operating assets and liabilities of $5.5 million. The primary non-cash adjustments to net income are $2.0 million of depreciation and amortization and $2.1 million of deferred taxes. The significant impact from changes in net operating assets and liabilities was primarily driven by a $2.4 million increase in accounts receivable, $1.2 million increase in income taxes receivable, $0.9 million increase in prepaid expenses and other current assets, and $1.0 million increase in inventories.

Investing Activities

Net cash (used in) provided by investing activities relates primarily to capital expenditures and purchases of marketable securities, partially offset by proceeds from maturities and sales of marketable investments.

Net cash used in investing activities was $17.6 million for the year ended December 31, 2021, which primarily consisted of purchases of property, plant and equipment of $20.0 million. This was partially offset by receipt of proceeds from sales and maturities of short-term marketable securities of $1.1 million and $0.7 million, respectively, and proceeds from a loan to a related party of $0.5 million.

Net cash used in investing activities was $1.7 million for the year ended December 31, 2020, which primarily consisted of purchase of property, plant and equipment of $5.5 million and purchase of short-term marketable securities of $1.8 million. This was partially offset by proceeds from sales and maturities of short-term marketable securities of $1.7 million and $3.7 million, respectively.

Financing Activities

Net cash provided by (used in) financing activities primarily relates to proceeds from our IPO, net of underwriters’ commissions and discounts, payment of issuance costs of the IPO, and proceeds from long-term debt.

Net cash provided by financing activities was $110.8 million for the year ended December 31, 2021, which was primarily attributable to proceeds from the IPO, net of underwriters’ commissions and discounts, of $102.7 million and proceeds from long-term debt pursuant to the Facility of $11.9 million, partially offset by payment of costs related to our IPO of $3.6 million.

Net cash used in financing activities was $1.6 million for the year ended December 31, 2020 and was primarily attributable to pushdown accounting adjustments.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. However, future events may cause us to change our assumptions and estimates, which may require adjustment. Actual results could differ from these estimates.

We believe the following critical accounting policies involve significant areas where management applies judgments and estimates in the preparation of our financial statements.

Revenue Recognition

We account for revenue in accordance with ASC 606. This process involves identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract, and recognizing revenue when or as we satisfy performance obligations.

We recognize revenue from the sale of manufactured products and services when control of promised goods or services are transferred to customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Control is transferred when the customer has the ability to direct the use of and obtain benefits from the goods or services. The majority of our sales agreements contain performance obligations satisfied at a point in time when control is transferred to the customer.

Occasionally, we offer rebates, discounts, and returns on our products, however returns and refunds are an extremely rare occurrence and are not explicitly or implicitly part of the purchase order. We record rebates, discounts, and returns at the time in which they occur. The difference between recording these as they occur and estimating the amount of consideration in exchange for the transfer of promised goods would not have a material impact on the financial statements.

Goodwill

Goodwill is the excess of the fair value of the company above the fair value accounting basis of the net assets and liabilities of the company under pushdown accounting. Goodwill is not amortized, but is tested for impairment annually as of October 1, or more frequently if events or circumstances indicate that the carrying value may no longer be recoverable and that an impairment may have occurred. We operate as one segment and one reporting unit, and therefore goodwill is tested for impairment at the entity level.

We first consider qualitative factors that indicate impairment may have occurred. Such indicators may include macro-economic conditions such as adverse industry or market conditions; entity-specific events such as increasing costs, declining financial performance, or loss of key personnel. If the qualitative assessment indicates a reduction in the carrying value is more likely than not to have occurred, we perform a quantitative assessment, comparing the fair value of the reporting unit to its carrying value, including goodwill. If the carrying value of the reporting unit exceeds the fair value, an impairment has occurred, and an impairment loss is recognized for the difference up to the carrying value of the reporting unit’s goodwill.

The fair value of the reporting unit was determined using a combination of an income approach and market approach. We completed our annual impairment assessment in the fourth quarter of 2021 and determined that it is not more likely than not that the fair value of the entity is less than its carrying amount.

Application of the goodwill impairment test requires judgments, including a qualitative assessment to determine whether there are any impairment indicators, and determining the fair value of the reporting unit. A number of significant assumptions and estimates are involved in a quantitative assessment. In the application of the income approach to forecast future cash flows, revenue and operating income growth rates, discount rates and other factors are used. Additionally, assumptions related to guideline company financial multiples are used in the market approach.

While we believe that our estimates of current value are reasonable, if actual results differ from the estimates and judgments used including such items as future cash flows and the volatility inherent in markets which we serve, impairment charges against the carrying value of those assets could be required in the future.

Intangible Assets and Other Long-Lived Assets

We review our definite-lived intangible assets and other long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of our long-lived assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated. Significant judgment is required to estimate the amount and timing of future cash flows and the relative risk of achieving those cash flows. The key assumptions that we use in our discounted cash flow model are the amount and timing of estimated future cash flows to be generated by the asset over an extended period of time and a rate of return that considers the relative risk of achieving the cash flows, the time value of money, and other factors that a willing market participant would consider.

Indefinite-lived intangible assets are also subject to an impairment test at least annually, as of October 1, or more frequently if events or circumstances indicate that it is more likely than not that the asset is impaired. If the fair value of the asset is less than the carrying amount, an impairment loss would be recognized in an amount equal to the difference between the carrying amount and the fair value. We completed our assessment in the fourth quarter of 2021 and determined that it is not more likely than not that the fair value of our indefinite-lived intangible assets is less than the carrying amount.

Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts.

Income Taxes

The asset and liability method is used in accounting for deferred income taxes. Under this method, deferred income taxes are provided for differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Accordingly, our tax provision contemplates tax rates currently in effect to determine our current tax provision as well as enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled to determine our deferred tax provision. Any significant fluctuation in rates or changes in tax laws could lead to either increases or decreases in our effective tax rate.

Our provision for income taxes, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect our best assessment of estimated future taxes to be paid. Significant judgments and estimates based on interpretations of existing tax laws or regulations are required in determining our provision for income taxes. Changes in tax laws, statutory tax rates, and estimates of our future taxable income could impact the deferred tax assets and liabilities provided for in the financial statements and would require an adjustment to the provision for income taxes.

Stock-Based Compensation

Stock-based compensation expense is recognized based on the fair value and is expensed on a straight-line basis over the requisite service periods of the award, which generally represents the scheduled vesting period. Forfeitures are recognized as they occur. We account for stock-based compensation expense based on the estimated grant date fair value, using the Black-Scholes option-pricing model which requires us to make a number of assumptions, including expected volatility, the expected risk-free interest rate, the expected term and the expected dividend.

These inputs are subjective and generally require significant analysis and judgment to develop. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation is recognized.

▪
Volatility. Since we have limited historical data on volatility of our stock, expected volatility is based on the volatility of the stock of similar publicly traded entities. In evaluating similarity, we consider factors such as industry, stage of life cycle, size, and financial leverage.
▪
Risk-free interest rate. The risk-free rate that we use is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options.
▪
Expected term. As we do not have sufficient historical exercise activity to estimate expected life, the expected life of options granted is determined using the simplified method. The simplified method is based on the vesting period and the contractual term for each grant or for each vesting tranche for awards with graded vesting. The midpoint of the vesting date and the maximum contractual expiration date is used as the expected term under this method.
▪
Dividend yield. We have never declared or paid any cash dividends and do not plan to pay cash dividends in the foreseeable future. Therefore, we use an expected dividend yield of zero. In addition, the terms of the Credit Agreement prohibit us from paying dividends, other than dividends payable on our common stock, without the prior consent of the lender.

Prior to our IPO, the fair value of our common stock was determined by the board of directors with assistance from management and, in part, on input from an independent third-party valuation firm. The board of directors determined the fair value of common stock by considering a number of objective and subjective factors, including valuations of comparable companies, operating and financial performance, the lack of liquidity of our common stock and the general and industry-specific economic outlook.

Beginning September 30, 2020, in valuing our common stock, the fair value of our business, or enterprise value, was determined using the market approach. The market approach involves identifying and evaluating comparable public companies and acquisition targets that operate in the same industry or which have similar operating characteristics as the subject company. Publicly available information regarding the comparable companies is used to extrapolate market-based valuation multiples that are applied to historical or prospective financial information in order to derive an indication of value.

The resulting equity value is then allocated to each share class using an Option Pricing Model (OPM). The OPM allocates the overall company value to the various share classes based on differences in liquidation preferences, participation rights, dividend policy, and conversion rights, using a series of call options. After the share value of our common stock was determined, a discount for lack of marketability (DLOM) was applied to arrive at the fair value of the common stock shares on a non-marketable, minority basis. A DLOM was applied in order to reflect the lack of a recognized market for a closely held interest.

For valuations after the completion of our IPO, the fair value of each share of underlying common stock is determined based on the closing price as reported on the date of grant on the primary stock exchange on which our common stock is traded.

Emerging Growth Company and a Smaller Reporting Company

We qualify as an “emerging growth company” as defined in the JOBS Act. For as long as we qualify as an emerging growth company, we may take advantage of certain exemptions from various reporting requirements and other burdens that are otherwise applicable generally to public companies. These provisions include, but are not limited to:

▪
reduced obligations with respect to financial data, including presenting only two years of audited financial statements;
▪
an exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;
▪
reduced disclosure about our executive compensation arrangements in our periodic reports, proxy statements, and registration statements; and
▪
exemptions from the requirements of holding non-binding advisory votes on executive compensation or golden parachute arrangements.

In addition, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to avail ourselves of this exemption from adopting new or revised accounting standards, and, therefore, we will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies or that have opted out of using such extended transition period, which may make comparison of our financial statements with those of other public companies more difficult. We may take advantage of these reporting exemptions until we no longer qualify as an emerging growth company, or, with respect to adoption of certain new or revised accounting standards, until we irrevocably elect to opt out of using the extended transition period.

Under the JOBS Act, we will remain an emerging growth company until the earliest of:

▪
the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more;
▪
the last day of our fiscal year following the fifth anniversary of the date of the closing of our initial public offering (IPO);
▪
the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; and
▪
the date on which we are deemed to be a “large accelerated filer” under the Exchange Act (i.e., the first day of the fiscal year after we have (i) more than $700.0 million in outstanding common equity held by our non-affiliates, measured each year on the last business day of our most recently completed second fiscal quarter, and (ii) been public for at least 12 months).

Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases and its related interpretations, codified as ASC 842 (ASC 842). The new standard requires lessees to generally recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. The new standard is effective with respect to Teknova beginning January 1, 2022 on a modified retrospective basis, and early adoption is permitted. We expect that most of the operating lease commitments will be subject to the new standard and will be recognized as operating lease liabilities and right-of-use assets of approximately $20 million upon adoption of ASC 842, which will increase the Company’s total assets and total liabilities.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12). ASU 2019-12 removes certain exceptions to the general principles in ASC 740 and clarifies and amends certain guidance to promote consistent application. ASU 2019-12 is effective for the Company’s annual and interim periods beginning after December 15, 2021, with early adoption permitted. Depending on the amendment, adoption may be applied on a retrospective, modified retrospective or prospective basis. We are currently evaluating the impact of the adoption of the standard on the financial statements and do not anticipate the standard to have a significant impact.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). The standard introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses and will apply to accounts receivable. The new guidance will be effective for Teknova’s annual and interim periods beginning after December 15, 2022. We are currently evaluating the impact of the adoption of the standard on the financial statements and do not anticipate the standard to have a significant impact.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, for this reporting period and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data.

The information required by this item is set forth at the pages indicated in Part IV, Item 15(a)(1) and 15(a)(2), respectively, of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based upon our evaluation of the Company’s disclosure controls and procedures, as of December 31, 2021, the CEO and the CFO concluded that the disclosure controls were not effective, due to the material weaknesses in internal control over financial reporting described below, to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and were not effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Notwithstanding this material weakness, management has concluded that our audited financial statements included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with GAAP for each of the periods presented herein.

Internal Control Over Financial Reporting

Management's Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

Attestation of Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation by our independent registered public accounting firm regarding our internal control over financial reporting due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Ongoing Remediation of Material Weakness

As previously disclosed in the final prospectus to our Registration Statement on Form S-1, as amended (File No. 333-256795), filed with the SEC on June 25, 2021, and in connection with the preparation and audits of our financial statements as of and for the years ended December 31, 2020 and 2019, a material weakness (as defined under the Exchange Act and by the auditing standards of the U.S. Public Company Accounting Oversight Board, (PCAOB)), was identified in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Specifically, the financial close and reporting process was not adequately designed, documented, and executed to support the accurate and timely reporting of the Company’s financial results with respect to complex, non-routine transactions, such as business combinations. Consequently, we inappropriately accounted for the THP Transaction in 2019, including certain tax benefits and the allocation of transaction costs across periods. Our audited financial statements that were included in the final prospectus to our Registration Statement on Form S-1, as amended (File No. 333-256795), filed with the SEC on June 25, 2021, present the THP Transaction in accordance with GAAP. In the aggregate, such adjustments amounted to a material weakness. The material weakness has not been remediated as of December 31, 2021. There were no material adjustments required in the 2021 annual financial statements due this material weakness.

We have begun taking significant measures, and plan to continue to take measures, to remediate this material weakness. These measures include hiring and engaging additional accounting personnel and/or consultants with specific technical accounting experience necessary to assist with complex, non-routine transactions, and implementing and adopting additional controls and procedures. These remediation measures may be time consuming, costly, and might place significant demands on our financial and operational resources. Although we have made enhancements to our control procedures in this area, the material weaknesses will not be remediated until the necessary controls have been implemented and are operating effectively. See Item 1A. “Risk Factors”.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item will be contained in our definitive proxy statement on Schedule 14A to be filed with the SEC in connection with our 2022 Annual Meeting of the Stockholders (the Proxy Statement), which we expect to file not later than 120 days after the end of our fiscal year ended December 31, 2021, and is incorporated in this report by reference.

Item 11. Executive Compensation.

The information required by this Item will be contained in our Proxy Statement, which we expect to file not later than 120 days after the end of our fiscal year ended December 31, 2021, and is incorporated in this report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be contained in our Proxy Statement, which we expect to file not later than 120 days after the end of our fiscal year ended December 31, 2021, and is incorporated in this report by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be contained in our Proxy Statement, which we expect to file not later than 120 days after the end of our fiscal year ended December 31, 2021, and is incorporated in this report by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be contained in our Proxy Statement, which we expect to file not later than 120 days after the end of our fiscal year ended December 31, 2021, and is incorporated in this report by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as a part of this report:

(1) Financial Statements

Our Financial Statements are listed in the “Index to Financial Statements” of Alpha Teknova, Inc. beginning on page F-1 immediately following the signature pages of this Annual Report on Form 10-K.

(2) Financial Statement Schedules

All financial statement schedules called for under Regulation S-X are omitted because either they are not applicable or not required under the related instructions, or because the required information is included either in the Financial Statements or Notes thereto included elsewhere in this Annual Report on Form 10-K.

(3) Exhibits

The following exhibits are incorporated by reference or filed with this report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Index

Exhibit Number		Description
3.1		Amended and Restated Certificate of Incorporation of Alpha Teknova, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 29, 2021).
3.2		Amended and Restated Bylaws of Alpha Teknova, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 29, 2021).
4.1		Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-256795 filed with the SEC on June 21, 2021).
4.2

Investors’ Rights Agreement, dated as of January 14, 2019, by and among Alpha Teknova, Inc., and certain of its stockholders (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-256795 filed with the SEC on June 4, 2021).

4.3	*	Description of the Registrant’s capital stock.
10.1	+

Alpha Teknova, Inc. 2016 Stock Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-256795 filed with the SEC on June 4, 2021).

10.2	+

Alpha Teknova, Inc. 2016 Stock Plan Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-256795 filed with the SEC on June 4, 2021).

10.3	+

Alpha Teknova, Inc. 2020 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-256795 filed with the SEC on June 4, 2021).

10.4	+

Alpha Teknova, Inc. 2020 Equity Incentive Plan Form of Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-256795 filed with the SEC on June 4, 2021).

10.5	+

Alpha Teknova, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-8 (File No. 333-257523 filed with the SEC on June 29, 2021).

10.6	+

Alpha Teknova, Inc. 2021 Equity Incentive Plan Form of Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-256795 filed with the SEC on June 21, 2021).

10.7	+

Alpha Teknova, Inc. 2021 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-256795 filed with the SEC on June 21, 2021).

10.8	+

Alpha Teknova, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-8 (File No. 333-257523 filed with the SEC on June 29, 2021).

10.9	+#

Offer Letter, dated as of November 16, 2019, between Alpha Teknova, Inc. and Stephen Gunstream (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-256795 filed with the SEC on June 4, 2021).

10.10	+

Offer Letter, dated as of January 14, 2019, between Alpha Teknova, Inc. and Ted Davis (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-256795 filed with the SEC on June 4, 2021).

10.11	+

Offer Letter, dated as of January 14, 2019, between Alpha Teknova, Inc. and Irene Davis (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-256795 filed with the SEC on June 4, 2021).

10.12	+

Offer Letter, dated as of August 18, 2020, between Alpha Teknova, Inc. and Damon Terrill (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-256795 filed with the SEC on June 4, 2021).

10.13	+

Offer Letter, dated as of January 22, 2021, between Alpha Teknova, Inc. and Matthew Lowell (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-256795 filed with the SEC on June 4, 2021).

10.14	+

Offer Letter, dated as of November 4, 2020, between Alpha Teknova, Inc. and Lisa Hood (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-256795 filed with the SEC on June 4, 2021).

10.15	+

Offer Letter, dated as of November 24, 2020, between Alpha Teknova, Inc. and Neal Goodwin (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-256795 filed with the SEC on June 4, 2021).

10.16	+

Offer Letter, dated as of September 20, 2021, between Alpha Teknova, Inc. and Ken Gelhaus (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 15, 2021).

10.17	+

Form of Indemnification Agreement between Alpha Teknova, Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-256795 filed with the SEC on June 21, 2021).

10.18	+

Alpha Teknova, Inc. Annual Incentive Bonus Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-256795 filed with the SEC on June 21, 2021).

10.19

Lease Agreement, dated December 1, 2015, between Michael and Paige McCullough and Alpha Teknova, Inc (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-256795 filed with the SEC on June 4, 2021).

10.20

Lease Agreement, dated November 1, 2015, between McMar LLC and Alpha Teknova, Inc., as amended (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-256795 filed with the SEC on June 4, 2021).

10.21

Lease, dated September 1, 2019, between Meeches LLC and Alpha Teknova, Inc (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (File No. 333-256795 filed with the SEC on June 4, 2021).

10.22

Lease Agreement, dated December 29, 2020, between Simmco LLC and Alpha Teknova, Inc (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 (File No. 333-256795 filed with the SEC on June 4, 2021).

10.23

Warehouse Lease Agreement, dated January 1, 2021, between Mooney Family LP and Alpha Teknova, Inc (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 (File No. 333-256795 filed with the SEC on June 4, 2021).

10.24

Commercial Lease Agreement, dated October 7, 2020, between Ken and Jill Gimelli, LLC and Alpha Teknova, Inc (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 (File No. 333-256795 filed with the SEC on June 4, 2021).

10.25	§

Credit and Security Agreement (Revolving Loan), dated as of March 26, 2021, by and among Alpha Teknova, Inc. and MidCap Financial Trust, as agent and as a lender, and the additional lenders from time to time party thereto (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 (File No. 333-256795 filed with the SEC on June 4, 2021).

10.26	§

Credit and Security Agreement (Term Loan), dated as of March 26, 2021, by and among Alpha Teknova, Inc. and MidCap Financial Trust, as agent and as a lender, and the additional lenders from time to time party thereto (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1 (File No. 333-256795 filed with the SEC on June 4, 2021).

10.27	+

Alpha Teknova, Inc. Executive Severance and Change in Control Plan (incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-256795 filed with the SEC on June 21, 2021).

23.1	*	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.
24.1	*	Power of Attorney (see page 79 of this Annual Report on Form 10-K).
31.1	*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS		Inline XBRL Instance Document
101.SCH		Inline XBRL Taxonomy Extension Schema
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File, formatted in Inline XBRL

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.
#	Certain confidential information contained in this Exhibit has been omitted because it is both (i) not material and (ii) of the type that the Registrant treats as private or confidential.
§

Non-material schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant hereby undertakes to furnish supplemental copies of any of the omitted Schedules and exhibits upon request by the SEC.

(c) Financial Statement Schedules

No financial statement schedules are provided because the information called for is not applicable.

Item 16. Form 10-K Summary

None.

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen Gunstream and Matt Lowell, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alpha Teknova, Inc.

Date: March 18, 2022	By:	/s/ Stephen Gunstream
Stephen Gunstream
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stephen Gunstream	President and Chief Executive Officer	March 18, 2022
Stephen Gunstream

/s/ Matt Lowell	Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2022
Matt Lowell

/s/ Paul Grossman	Chairman of the Board	March 18, 2022
Paul Grossman

/s/ Irene Davis	Director	March 18, 2022
Irene Davis

/s/ Ted Davis	Director	March 18, 2022
Ted Davis

/s/ Alexander Herzick	Director	March 18, 2022
Alexander Herzick

/s/ J. Matthew Mackowski	Director	March 18, 2022
J. Matthew Mackowski

/s/ Robert E. McNamara	Director	March 18, 2022
Robert E. McNamara

/s/ Brett Robertson	Director	March 18, 2022
Brett Robertson

/s/ Alexander Vos	Director	March 18, 2022
Alexander Vos

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Alpha Teknova, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Alpha Teknova, Inc. as of December 31, 2021 and December 31, 2020, the related statements of operations and comprehensive income (loss), convertible and redeemable preferred stock and stockholders' equity and cash flows for the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and December 31, 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

San Jose, CA

March 18, 2022

ALPHA TEKNOVA, INC.

Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share data)

	For the Year Ended December 31,
	2021	2020
Revenue	$36,893	$31,297
Cost of sales	19,272	13,542
Gross profit	17,621	17,755
Operating expenses:
Research and development	4,312	1,507
Sales and marketing	3,777	2,229
General and administrative	20,392	8,208
Amortization of intangible assets	1,148	1,148
Total operating expenses	29,629	13,092
Income (loss) from operations	(12,008)	4,663
Other income (expenses), net
Interest income (expense), net	(589)	87
Other expense, net	(40)	(24)
Total other income (expenses), net	(629)	63
Income (loss) before income taxes	(12,637)	4,726
Provision for (benefit from) income taxes	(2,834)	1,156
Net income (loss)	(9,803)	3,570
Change in unrealized loss on available-for-sale securities, net of tax	(7)	(13)
Comprehensive income (loss)	$(9,810)	$3,557
Net income (loss) available to common stockholders
Net income (loss)	(9,803)	3,570
Less: undistributed income attributable to preferred stockholders	—	(2,962)
Net income (loss) attributable to common stockholders	$(9,803)	$608
Net income (loss) per share attributable to common stockholders
Basic	$(0.61)	$0.17
Diluted	$(0.61)	$0.16
Weighted average shares used in computing net income (loss) per share attributable to common stockholders
Basic	16,087,653	3,599,232
Diluted	16,087,653	3,800,636

The accompanying notes are an integral part of these financial statements.

ALPHA TEKNOVA, INC.

Balance Sheets

(in thousands, except share and per share data)

	As of December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$87,518	$3,315
Short-term investments - marketable securities	—	1,811
Accounts receivable, net of allowance for doubtful accounts of $23 thousand and $23 thousand	4,666	4,623
Inventories, net	5,394	3,582
Income taxes receivable	1,188	1,417
Prepaid expenses and other current assets	2,438	1,666
Total current assets	101,204	16,414
Property, plant and equipment, net	29,810	10,008
Goodwill	16,613	16,613
Intangible assets, net	18,704	19,852
Other non-current assets	180	24
Total assets	$166,511	$62,911
LIABILITIES, CONVERTIBLE AND REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,248	$1,635
Accrued liabilities	5,495	2,327
Total current liabilities	7,743	3,962
Deferred tax liabilities	3,153	5,990
Other accrued liabilities	273	350
Long-term debt	11,870	—
Deferred rent	269	204
Total liabilities	23,308	10,506
Commitments and contingencies (See “Note 15—Commitments and Contingencies”)
Series A convertible and redeemable preferred stock, $0.00001 par value, zero and 9,600,000 shares authorized as of December 31, 2021 and December 31, 2020, respectively; zero and 9,342,092 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively; aggregate liquidation preference of $0 and $41,586 thousand as of December 31, 2021 and December 31, 2020, respectively.	—	35,638
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000,000 and zero shares authorized at December 31, 2021 and December 31, 2020, respectively, zero shares issued and outstanding at December 31, 2021 and December 31, 2020	—	—
Common stock, $0.00001 par value, 490,000,000 and 30,000,000 shares authorized at December 31, 2021 and December 31, 2020, respectively, 28,012,017 and 3,599,232 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	150,741	14,495
Retained earnings (accumulated deficit)	(7,538)	2,265
Accumulated other comprehensive income	—	7
Total stockholders’ equity	143,203	16,767
Total liabilities, convertible and redeemable preferred stock and stockholders’ equity	$166,511	$62,911

The accompanying notes are an integral part of these financial statements.

ALPHA TEKNOVA, INC.

Statements of Convertible and Redeemable Preferred Stock and Stockholders’ Equity

(in thousands, except share data)

	Convertible and Redeemable Preferred Stock		Common Stock		Additional Paid-in	Accumulated other comprehensive	Retained Earnings (Accumulated	Stockholders’
Successor	Shares	Amount	Shares	Amount	Capital	income (loss)	Deficit)	Equity
Balance at January 1, 2020	9,342,092	$35,638	3,599,232	$—	$14,195	$20	$(1,305)	$12,910
Stock-based compensation	—	—	—	—	300	—	—	300
Unrealized loss on available-for-sale securities	—	—	—	—	—	(13)	—	(13)
Net income	—	—	—	—	—	—	3,570	3,570
Balance at December 31, 2020	9,342,092	35,638	3,599,232	—	14,495	7	2,265	16,767
Stock-based compensation	—	—	—	—	1,551	—	—	1,551
Unrealized loss on available-for-sale securities	—	—	—	—	—	(7)	—	(7)
Accretion of convertible and redeemable preferred stock to redemption value	—	300	—	—	(300)	—	—	(300)
Conversion of convertible and redeemable preferred stock	(9,342,092)	(35,938)	17,512,685	—	35,938	—	—	35,938
Issuance of common stock upon initial public offering, net of issuance costs and underwriting discounts	—	—	6,900,000	—	99,057	—	—	99,057
Issuance of stock under employee stock plans, net	—	—	100	—	—	—	—	—
Net loss	—	—	—	—	—	—	(9,803)	(9,803)
Balance at December 31, 2021	—	$—	28,012,017	$—	$150,741	$—	$(7,538)	$143,203

The accompanying notes are an integral part of these financial statements.

ALPHA TEKNOVA, INC.

Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2021	2020
Operating activities:
Net income (loss)	$(9,803)	$3,570
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense	235	(12)
Depreciation and amortization	2,883	2,044
Stock-based compensation	1,551	300
Inventory reserve	441	(29)
Deferred taxes	(2,837)	2,090
Amortization of debt issuance costs	134	-
Loss on disposal of property, plant and equipment	41	11
Other	(10)	37
Changes in operating assets and liabilities:
Accounts receivable	(278)	(2,352)
Inventories	(2,253)	(987)
Income taxes receivable	229	(1,241)
Prepaid expenses and other current assets	(1,301)	(949)
Accounts payable	270	867
Accrued liabilities	1,810	(886)
Other	(181)	42
Cash provided by (used in) operating activities	(9,069)	2,505
Investing activities:
Purchase of property, plant and equipment	(19,877)	(5,466)
Proceeds from loan to related party	529	27
Purchase of short-term marketable securities	-	(1,763)
Proceeds on sales of short-term marketable securities	1,132	1,747
Proceeds from maturities of short-term marketable securities	695	3,720
Cash provided by (used in) investing activities	(17,521)	(1,735)
Financing activities:
Repayment of long-term debt	—	(45)
Indemnity holdback release	—	(1,554)
Proceeds from long-term debt, net	11,889	—
Debt issuance costs	(153)	—
Payment of issuance costs for initial public offering	(3,615)	—
Proceeds from initial public offering, net of underwriters’ commissions and discounts	102,672	—
Cash provided by (used in) financing activities	110,793	(1,599)
Change in cash and cash equivalents	84,203	(829)
Cash and cash equivalents at beginning of period	3,315	4,144
Cash and cash equivalents at end of period	$87,518	$3,315
Supplemental cash flow disclosures:
Income taxes paid	$8	$323
Interest paid, net of amounts capitalized	$414	$36
Capitalized property, plant and equipment included in accounts payable and accrued liabilities	$2,088	$387
Conversion of convertible and redeemable preferred stock into common stock	$35,638	$-
Accretion of convertible and redeemable preferred stock to redemption value	$300	$-

The accompanying notes are an integral part of these financial statements.

ALPHA TEKNOVA, INC.

Notes to Financial Statements

Note 1. Nature of the Business

Alpha Teknova, Inc. (referred to herein as the Company or Teknova), provides critical reagents that enable the discovery, development, and production of biopharmaceutical products such as drug therapies, novel vaccines, and molecular diagnostics. Product offerings include pre-poured media plates for cell growth and cloning, liquid cell culture media and supplements for cellular expansion, and molecular biology reagents for sample manipulation, resuspension, and purification. Teknova supports customers spanning the life sciences market, including pharmaceutical and biotechnology companies, contract development and manufacturing organizations, in vitro diagnostic franchises, and academic and government research institutions, with catalog and custom, made-to-order products.

Teknova manufactures its products at its Hollister, California headquarters and stocks inventory of raw materials, components, and finished goods at that location. The Company ships products directly from its warehouses in Hollister, California and Mansfield, Massachusetts.

Teknova manufactures its products under Research Use Only or Good Manufacturing Processes regulatory standards, the latter of which refers to a more stringent level of quality standards supported by additional levels of documentation, testing, and traceability. In 2017, Teknova achieved ISO 13485:2016 certification, enabling the Company to manufacture products for use in diagnostic and therapeutic applications.

Stock Split

In June 2021, the Company’s board of directors and stockholders, respectively, approved a 1.8746 for-one forward stock split of the Company’s issued and outstanding shares of common stock, including the shares of common stock underlying outstanding stock options. This stock split was effected on June 17, 2021. The par value of the Company’s common stock was not adjusted as a result of the stock split. All issued and outstanding share and per share amounts of the Company’s common stock and stock options included in the accompanying financial statements have been retroactively adjusted to reflect this stock split for all periods presented.

Initial Public Offering

On June 29, 2021, the Company completed its initial public offering (IPO) in which the Company issued and sold 6,900,000 shares of its common stock, including shares issued upon the exercise in full of the underwriters’ option to purchase 900,000 additional shares of its common stock, at a public offering price of $16.00 per share. The Company received $99.1 million in net proceeds, after deducting underwriting discounts and commissions of $7.7 million and offering expenses of $3.6 million.

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

Prior to the IPO, deferred offering costs, which consist primarily of direct incremental legal, accounting, and consulting fees relating to the Company’s IPO, were capitalized within prepaid expenses and other current assets in the balance sheets. Upon the closing of the IPO, these costs were reclassified into additional paid-in capital, as an offset against IPO proceeds. As of December 31, 2021, $3.6 million of these IPO-related costs were included as a reduction to additional paid-in capital on the balance sheet. There were no material deferred offering costs recorded as of December 31, 2020.

Note 2. Summary of Significant Accounting Policies

Basis of Accounting, Presentation and Use of Estimates

The accompanying financial statements and related notes are prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain amounts of assets and liabilities, and disclosures of assets and liabilities, at the date of each financial statement, and the reported amount of revenues and expenses during the reporting period. Significant items that are subject to such estimates and assumptions include, but are not limited to, the valuation of share-based payment awards, goodwill and intangible assets, and income taxes. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions. Certain prior period amounts have been reclassified to conform to presentation for the current year.

Impact of COVID-19

The COVID-19 pandemic continues to impact worldwide economic activity. Teknova continues to closely monitor the impact of the COVID-19 pandemic on all aspects of the Company's business, including how the pandemic will impact customers, employees, suppliers, vendors, business partners and distribution channels. It is not possible to predict the total impact of the COVID-19 pandemic on the Company’s future revenue or profitability, which will depend on future developments that remain uncertain and cannot be predicted with confidence at this time.

Segment Reporting

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (CODM) in deciding how to allocate resources to an individual segment and in assessing performance. Teknova’s CODM is its Chief Executive Officer, currently Stephen Gunstream. Teknova has determined that it operates in one reporting unit, one operating segment and one reportable segment, as the CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.

Concentrations of Risk

Financial Instruments

Teknova’s financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high quality banking institutions. At times, the Company’s cash and cash equivalent balances may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit. Teknova has never experienced any losses related to its cash and cash equivalent balances. Teknova routinely communicates with its customers regarding payments and has a history of limited write-offs so, as a consequence, the Company believes that its accounts receivable credit risk exposure is limited.

Customers

For the year ended December 31, 2021, the Company's largest customer was a distributor that accounted for 18% of total revenue. No other customer accounted for more than 10% of total revenue for the year ended December 31, 2021. As of December 31, 2021, the Company's two largest customers, both distributors, made up 16% and 10% of total gross accounts receivable and one direct customer made up 12% of total gross accounts receivable. No other customer accounted for more than 10% of total gross accounts receivable at December, 31, 2021.

For the year ended December 31, 2020, the Company's largest customer was a distributor that accounted for 15% of total revenue and the second largest customer accounted for 10% of total revenue. No other customer accounted for more than 10% of total revenue for the year ended December 31, 2020. As of December 31, 2020, two direct customers made up 18% and 16% of total gross accounts receivable and the Company's largest distributors each made up 10% of total gross accounts receivable. No other customer accounted for more than 10% of total gross accounts receivable at December 31, 2020.

Suppliers

For the year ended December 31, 2021, the Company had three suppliers that accounted for greater than 10% of total inventory purchases, the highest of which accounted for 40% of total inventory purchases followed by suppliers which accounted for 11% and 10% of total inventory purchases, respectively. The amounts due to the Company's largest supplier comprised approximately 20% of total accounts payable as of December 31, 2021. No other supplier accounted for more than 10% of total accounts payable at December 31, 2021.

For the year ended December 31, 2020, the Company had four suppliers that accounted for greater than 10% of total inventory purchases, the highest of which accounted for 29% of total inventory purchases followed by suppliers which accounted for 25%, 21% and 11% of total inventory purchases, respectively. The amounts due to the Company's largest supplier comprised approximately 14% of total accounts payable as of December 31, 2020. No other supplier accounted for more than 10% of total accounts payable at December 31, 2020.

Cash and Cash Equivalents

Teknova’s cash and cash equivalents include cash on hand, cash held in banks, and highly-liquid investments with maturities of three months or less at the date of acquisition. Teknova maintains its cash in bank deposit accounts in financial institutions that are insured by the FDIC up to a balance of $250.0 thousand. Cash equivalents are stated at carrying value, which approximates fair value.

Marketable Investments

Teknova’s short-term marketable investments consist of corporate debt securities, U.S. treasury bills, and government agency obligations. Teknova believes its short-term debt securities are available for use in its current operations and that the Company has the ability, if necessary, to liquidate any of its short-term debt securities to meet its liquidity needs in the next twelve months. Accordingly, those investments with contractual maturities greater than one-year from the date of purchase are classified as short-term investments on the accompanying balance sheets. Teknova classifies its short-term debt investments as available-for-sale at the time of purchase and evaluates such classification as of each balance sheet date. All short-term debt investments are recorded at estimated fair value. Unrealized gains and losses are reported as a component of other comprehensive income, net of any related tax effect. Unrealized losses are charged against income when a decline in the fair value of an individual security is determined to be other-than-temporary. Realized gains and losses and other-than-temporary impairments on investments are included in interest income (expense), net in the statements of operations and comprehensive income (loss).

Fair Value of Financial Instruments

The carrying amounts of certain of Teknova’s financial instruments, including cash equivalents, accounts receivable, inventories, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities.

Accounts Receivable

Accounts receivable are stated at invoice value, less estimated allowances for doubtful accounts. Teknova uses the allowance method to account for uncollectible accounts receivable, calculated by management using the historical average of uncollectible accounts. The Company continually monitors its customer payments and maintains an allowance for estimated losses resulting from its customers’ inability to make required payments. Accounts receivable are considered past due once customer payment terms have been exceeded. Receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received.

Inventories

Inventory, consisting of raw materials, work in process and finished goods, is stated at the lower of cost or net realizable value, on a first-in, first-out basis. Teknova writes down its inventory for estimated obsolescence or inventory in excess of reasonably expected near-term sales or unmarketable inventory, in an amount equal to the difference between the cost of inventory and the estimated net realizable value, based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by Teknova, additional inventory write-downs may be required. Inventory impairment charges establish a new cost basis for inventory, and charges are not reversed subsequently to income, even if circumstances later suggest that increased carrying amounts are recoverable.

Notes Receivable from Related Parties

In 2016, Teknova’s founder and former Chief Executive Officer, a current director and stockholder of the Company, executed a promissory note in favor of the Company which was recorded as a note receivable. Teknova recognizes interest income on notes receivable on the accrual method. Teknova evaluates the collectability of both interest and principal on its notes receivable to determine whether the notes receivable are impaired. A note is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due, according to the existing contractual terms. When a note is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the fair value of the underlying collateral, less costs to sell. During the years ended December 31, 2021 and 2020, there was no significant uncertainty of collection; therefore, interest income was recognized. As of December 31, 2020, the Company determined that no allowance for collectability was necessary. The note receivable was repaid during the year ended December 31, 2021 and prior to the closing of the IPO. See “Note 14—Related Parties” for further information regarding the Company’s note receivable with its founder and former Chief Executive Officer, a current director and stockholder of the Company.

Capitalized Software Implementation Costs

Teknova capitalizes certain implementation costs incurred under a cloud computing hosting arrangement. Costs incurred during the application development stage related to the implementation of the hosting arrangement are capitalized and included within other assets on the accompanying balance sheets. Amortization of capitalized implementation costs is recognized on a straight-line basis over the expected term of the associated hosting arrangement when it is ready for its intended use. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. As of December 31, 2021, Teknova had capitalized software implementation costs of $0.1 million. Teknova did not have any capitalized implementation software costs as of December 31, 2020. No amortization expense related to capitalized implementation costs has been recorded as the underlying implementation activities were not complete.

Property, Plant and Equipment

Teknova records property, plant and equipment at fair value when it is acquired in a business combination or at cost for all other purchases of property, plant and equipment. Property, plant and equipment is depreciated over the estimated useful lives of the assets, using the straight-line method. Any leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life of the asset or the estimated remaining life of the lease. Costs for repairs and maintenance that do not significantly increase the value or estimated lives of property, plant and equipment are expensed as incurred. Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheets, and the resulting gain or loss is reflected in the statements of operations and comprehensive income (loss).

The estimated useful lives of the major classes of property and equipment are as follows:

Estimated Useful Lives
Machinery and equipment	7 years
Office furniture and equipment	3 –7 years
Vehicles	5 years
Leasehold improvements	4 –7 years

Impairment of Long-Lived Assets

Teknova evaluates its long-lived assets for impairment when events or changes in circumstances indicate a possible inability to recover carrying amounts. Recoverability is assessed by comparing the carrying value of the assets to estimated undiscounted future cash flows expected to be generated by the assets. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated during the life of those assets are less than the assets’ carrying amounts. If an asset is impaired, the loss is measured as the amount by which the asset’s carrying value exceeds its fair value. There were no indicators of impairment during the years ended December 31, 2021 and 2020.

Goodwill

Goodwill is the excess of the Company’s fair value over the Company’s fair value accounting basis of the Company’s net assets and liabilities. Goodwill is not amortized, but is tested for impairment annually as of October 1, or more frequently if events or circumstances indicate that the carrying value may no longer be recoverable and that an impairment may have occurred.

Teknova first considers qualitative factors that indicate whether impairment may have occurred. Such indicators may include, macro-economic conditions, such as adverse industry or market conditions and entity-specific events, such as increasing costs, declining financial performance, or loss of key personnel. If the Company’s assessment of such qualitative factors indicates that a reduction in the carrying value is more likely than not to have occurred, Teknova performs a quantitative assessment, comparing the fair value of the Company (in this capacity, the Reporting Unit) to the carrying value, including goodwill, of the Reporting Unit. If the carrying value of the Reporting Unit exceeds its fair value, an impairment has occurred, and an impairment charge is recognized for the difference up to the carrying value of the Reporting Unit’s goodwill. The fair value of the Reporting Unit is a Level 3 measure and is determined using a market and income approach. There was no impairment of goodwill during the years ended December 31, 2021 and 2020.

Intangible Assets

Teknova’s intangible assets consist of the Teknova trade name and customer relationships.

Indefinite-lived intangible assets are not amortized but are tested for impairment at least annually as of October 1, or more frequently if events or circumstances indicate that it is more likely than not that an asset is impaired. If the fair value of the asset is less than its carrying amount, an impairment charge would be recognized in an amount equal to the difference between the carrying amount and the fair value.

Finite-lived intangible assets are amortized over the estimated economic useful lives of the assets, which is the period during which expected cash flows support the fair value of such intangible assets. Teknova reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets or an asset group may not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related assets’ or asset group’s carrying value.

There was no impairment of intangible assets during the years ended December 31, 2021 and 2020.

Leases

The Company’s leases are reviewed and classified as either capital or operating leases at their inception. Teknova may receive renewals or expansion options, rent holidays, and other incentives in certain of its lease agreements. For operating leases, Teknova recognizes lease costs, once control of the leased space is achieved, on a straight-line basis, without regard to deferred payment terms, such as rent holidays, that defer the commencement date of required payments. Additionally, incentives received are treated as reductions of costs over the term of the lease agreements.

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

Revenue Recognition

We account for revenue in accordance with Accounting Standards Codification (ASC) 606, Revenue From Contracts With Customers (ASC 606). Teknova recognizes revenue for sales of goods through the following steps:

▪
Identification of the contract, or contracts, with a customer, typically a purchase order
▪
Identification of the performance obligations in the contract
▪
Determination of the transaction price
▪
Allocation of the transaction price to the performance obligations in the contract
▪
Recognition of revenue when, or as, the company satisfies a performance obligation

Teknova recognizes revenue from the sale of manufactured products and services when control of promised goods or services are transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Control is transferred when the customer has the ability to direct the use of and obtain benefits from the goods or services. The majority of the Company’s sales agreements contain performance obligations satisfied at a point in time when control is transferred to the customer.

Teknova’s sales are made directly to customers or through distributors, generally under agreements with payment terms typically shorter than 90 days and, in no case, exceeding one year. Therefore, Teknova’s contracts do not contain a significant financing component. Sales, value add, and other taxes collected concurrent with revenue are excluded from sales. The Company records amounts billed to customers for shipping and handling in a sales transaction as revenue. Shipping and handling costs are included in general and administrative expenses as revenue is recognized. Shipping and handling charges for the years ended December 31, 2021 and 2020 were $1.1 million and $0.8 million, respectively.

Occasionally, Teknova offers rebates, discounts, and returns on its products, however returns and refunds are an extremely rare occurrence and are not explicitly or implicitly part of the purchase order. The Company records rebates, discounts, and returns at the time in which they occur. The difference between recording these as they occur and estimating the amount of consideration in exchange for the transfer of promised goods would not have a material impact on the financial statements.

Costs incurred to obtain contracts with customers are expensed immediately, because the amortization period for such costs is one year or less. Teknova does not offer warranties on products.

Cost of Sales

Cost of sales includes salaries, wages and benefits, raw materials consumption (including direct and indirect material), depreciation, utilities, rent, manufacturing supplies and other production overhead.

Research and Development Expenses

The Company’s research and development expenses primarily consist of employee-related expenses, including salaries, benefits and stock-based compensation expense for personnel in process engineering and product development functions; expenses related to occupancy costs, laboratory supplies, consulting fees and depreciation associated with various assets used in the research and development of the Company’s products.

Sales and Marketing Costs

The Company’s sales and marketing expenses primarily consist of employee-related expenses, including salaries and benefits, commissions, advertising, occupancy costs and stock-based compensation expense for sales and marketing employees. The Company expenses advertising and marketing costs as incurred. Advertising and marketing expense for the years ended December 31, 2021 and 2020 was $0.4 million and $0.3 million, respectively, and is included in sales and marketing expenses.

General and Administrative Expenses

The Company’s general and administrative expenses primarily consist of costs associated with executive and administrative staff, and other expenses such as shipping charges, professional service fees, occupancy costs, IT systems, insurance, depreciation and stock-based compensation expense for executive and administrative staff.

Stock-Based Compensation

Teknova follows the fair value recognition provisions of ASC 718, Compensation—Stock Compensation. The Company accounts for stock-based compensation expense based on the estimated grant date fair value, using the Black-Scholes option-pricing model, which requires the Company to make a number of assumptions, including expected volatility, the expected risk-free interest rate, the expected term and the expected dividend. Stock-based compensation expense is recognized over the requisite service period of the award, which generally represents the scheduled vesting period. Forfeitures are recognized as they occur.

Employee Benefit Plans

Teknova has a salary deferral 401(k) plan (the 401(k) Plan) covering substantially all employees. Contributions by the Company to the 401(k) Plan for the years ended December 31, 2021 and 2020 were $0.6 million and $0.4 million, respectively. Contributions payable as of December 31, 2021 and 2020, of $0.3 million and $0.2 million, respectively, are included within accrued liabilities in the accompanying financial statements.

Income Taxes

Teknova uses the asset and liability method in accounting for its deferred income taxes. Under this method, deferred income taxes are provided for differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes, using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates on the date of enactment. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some or all of the deferred tax assets will not be realized.

Teknova accounts for unrecognized tax benefits based upon its assessment of whether tax benefits are more likely than not to be sustained upon examination by tax authorities. The Company reports a liability for unrecognized tax benefits taken, or expected to be taken, in a tax return and recognizes associated interest and penalties, if any, in income tax expense. As of December 31, 2021 and 2020, the Company had no liabilities recorded for unrecognized tax benefits.

Net Income (Loss) Per Share of Common Stock

Basic net income (loss) per share is computed using the two-class method. Diluted net income (loss) per share is computed using the more dilutive of (i) the treasury stock method or if-converted method, or (ii) the two-class method. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The treasury stock method uses the number of new shares that may be created by unexercised in-the-money warrants and options, where the exercise price is less than the current share price. The if-converted method calculates the value of convertible securities as if they were converted into new shares. Per share amounts are computed by dividing net income (loss) attributable to common stockholders by the weighted average shares outstanding during each period. The diluted net income (loss) per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock and convertible and redeemable preferred stock are considered common stock equivalents.

Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases and its related interpretations, codified as ASC 842 (ASC 842). The new standard requires lessees to generally recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. The new standard is effective with respect to Teknova beginning January 1, 2022 on a modified retrospective basis, and early adoption is permitted. Teknova expects that most of the operating lease commitments will be subject to the new standard and will be recognized as operating lease liabilities and right-of-use assets of approximately $20 million upon adoption of ASC 842, which will increase the Company’s total assets and total liabilities.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12). ASU 2019-12 removes certain exceptions to the general principles in ASC 740 and clarifies and amends certain guidance to promote consistent application. ASU 2019-02 is effective for the Company’s annual and interim periods beginning after December 15, 2021, with early adoption permitted. Depending on the amendment, adoption may be applied on a retrospective, modified retrospective or prospective basis. Teknova is currently evaluating the impact of the adoption of the standard on the financial statements and does not anticipate the standard to have a significant impact.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). The standard introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses and will apply to accounts receivable. The new guidance will be effective for Teknova’s annual and interim periods beginning after December 15, 2022. Teknova is currently evaluating the impact of the adoption of the standard on the financial statements and does not anticipate the standard to have a significant impact.

Note 3. Revenue

Teknova has two primary business lines: Lab Essentials and Clinical Solutions. Previously, the Company had a third business line, Sample Transport, which it ceased producing in 2021. Teknova's products cross all stages of development, from early research through commercialization.

Lab Essentials

Teknova is a leader in providing highly complex chemical formulations for use in biological research and drug discovery. The Company's core research products consist of commonly used made-to-stock solutions and customer-specified formulations. During discovery, the Company's products are used regularly in small, bench-scale experiments. As customers optimize their processes and begin to scale up in volume, they tend to order more custom products. The Lab Essentials portion of Teknova's business includes: pre-poured media plates for cell growth and cloning, liquid cell culture media and supplements for cellular expansion, and molecular biology reagents for sample manipulation, resuspension, and purification. Teknova's research products include essential formulations for common research applications and highly customized formulations for customer-specific applications in genomics and bioproduction.

Clinical Solutions

In 2017, Teknova achieved ISO 13485:2016 certification, enabling the Company to meet the quality system regulation (QSR) of products for use in diagnostic and therapeutic applications. Teknova believes that its Clinical Solutions products are used in the production of mRNA vaccines, protein therapies, gene therapies and diagnostic kits. Since offering GMP-grade products, Teknova has achieved substantial growth in the number of customers seeking these products annually.

Sample Transport

In 2020, Teknova developed and commercialized a suite of sample collection and transport reagents to aid in sample processing for COVID-19 testing. Subsequently, demand for COVID-19 testing declined significantly while the supply of sample transport medium grew. As a result, in 2021, the Company decided to cease production of transport medium and no longer markets those reagents.

Teknova’s revenue, disaggregated by product category, for the years ended December 31, 2021 and 2020 were as follows (in thousands):

	For the Year Ended December 31,
	2021	2020
Lab Essentials	$27,184	$21,240
Clinical Solutions	6,793	4,807
Sample Transport	1,530	4,297
Other	1,386	953
Total revenue	$36,893	$31,297

Teknova’s revenue, disaggregated by geographic region, for the years ended December 31, 2021 and 2020 were as follows (in thousands):

	For the Year Ended December 31,
	2021	2020
United States	$35,808	$30,138
International	1,085	1,159
Total revenue	$36,893	$31,297

Note 4. Goodwill and Intangible Assets, Net

There were no changes in the carrying amount of goodwill during the years ended December 31, 2021 and 2020.

The following is a summary of intangible assets with definite and indefinite lives (in thousands):

	Balance at December 31, 2021			Balance at December 31, 2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Definite Lived:
Customer relationships	$9,180	$3,395	$5,785	$9,180	$2,247	$6,933
Indefinite Lived:
Tradename	12,919	—	12,919	12,919	—	12,919
Total intangible assets	$22,099	$3,395	$18,704	$22,099	$2,247	$19,852

For the years ended December 31, 2021 and 2020 amortization expense was approximately $1.1 million and $1.1 million, respectively.

The remaining weighted-average useful life of definite lived intangible assets is five years. The estimated future amortization expense of intangible assets with definite lives is as follows (in thousands):

Amount
2022	$1,148
2023	1,148
2024	1,148
2025	1,148
2026	1,148
Thereafter	45
Estimated future amortization expense of definite-lived intangible assets	$5,785

Note 5. Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price), in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

▪
Level 1—Observable inputs such as quoted prices in active markets for identical assets or liabilities.
▪
Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
▪
Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

There were no financial assets measured at fair value as of December 31, 2021. Financial assets carried at fair value and measured on a recurring basis as of December 31, 2020 are classified in the hierarchy as follows (in thousands):

	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$286	$286	$—	$—
Total cash equivalents	286	286	—	—
Available-for-sale investments
U.S. corporate debt securities	858	—	858	—
Foreign corporate debt securities	953	—	953	—
Total available-for-sale investments	1,811	—	1,811	—
Total financial assets carried at fair value	$2,097	$286	$1,811	$—

Teknova has not transferred any investment securities between the three levels of the fair value hierarchy. Money market funds are included in cash and cash equivalents in the balance sheets. Available-for-sale investments are included in short-term investments—marketable securities in the balance sheets.

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

As of December 31, 2021 and 2020, short-term investments included zero and $1.8 million of available-for-sale securities with contractual maturities less than one year, respectively.

Unrealized gains and losses associated with the investments are reported in accumulated other comprehensive income. The Company had no unrealized gains and losses for the year ended December 31, 2021. For the year ended December 31, 2020, the Company recorded an insignificant amount in net unrealized gains associated with the short-term investments though other comprehensive income on the accompanying financial statements.

Realized gains and losses associated with investments, if any, are reported in other expense, net. The Company did not recognize any realized gains or losses during the year ended December 31, 2021. Teknova recognized an insignificant amount in realized losses for the year ended December 31, 2020.

Note 6. Inventories, Net

Inventories consist of the following (in thousands):

	As of December 31,
	2021	2020
Finished goods, net	$3,172	$2,093
Work in process	105	137
Raw materials, net	2,117	1,352
Total inventories, net	$5,394	$3,582

Note 7. Property, Plant and Equipment, Net

Property, plant and equipment consist of the following (in thousands):

	As of December 31,
	2021	2020
Machinery and equipment	$9,942	$6,084
Office furniture and equipment	649	315
Vehicles	70	128
Leasehold improvements	2,805	2,442
	13,466	8,969
Less—Accumulated depreciation	(2,473)	(995)
	10,993	7,974
Construction in progress	18,817	2,034
Total property, plant and equipment, net	$29,810	$10,008

Depreciation expense related to property, plant and equipment recorded during the years ended December 31, 2021 and 2020 was $1.7 million and $0.9 million, respectively.

Teknova capitalizes a portion of the interest on funds borrowed to finance its capital expenditures. Capitalized interest is recorded as part of an asset’s cost and depreciated over the asset’s useful life. Capitalized interest costs were $0.3 million and zero for the years ended December 31, 2021 and 2020, respectively.

Note 8. Accrued Liabilities

Accrued liabilities were comprised of the following (in thousands):

	As of December 31,
	2021	2020
Payroll-related	$2,818	$1,482
Property, plant and equipment	1,446	88
Other	1,231	757
Total current accrued liabilities	$5,495	$2,327

Note 9. Long-Term Debt

On March 26, 2021, the Company entered into the following agreements (together, the Credit Agreement): (i) that certain credit and security agreement (Term Loan), dated as of March 26, 2021, by and among the Company and MidCap Financial Trust, as agent and lender, and the additional lenders from time to time party thereto, and (ii) that certain credit and security agreement (Revolving Loan), dated as of March 26, 2021, by and among the Company and MidCap Financial Trust, as agent and lender, and the additional lenders from time to time party thereto. The Credit Agreement provides for a $27.0 million credit facility (the Facility) consisting of a $22.0 million senior, secured term loan (the Term Loan), and a $5.0 million working capital facility (the Revolver). The Term Loan is staged such that $12.0 million was available immediately, an additional $5.0 million was available on September 30, 2021, and $5.0 million is available in 2022, but the final borrowing in 2022 is contingent upon achieving trailing twelve months of net revenue of $37.0 million if the proposed funding date is on or after January 1, 2022 and before July 1, 2022 or $38.5 million if the proposed funding date is on or after July 1, 2022 and on or before September 30, 2022 and earnings before interest, taxes, depreciation and amortization (EBITDA) targets (as defined in the Credit Agreement). The Company opted not to draw down the $5.0 million Term Loan tranche available on September 30, 2021. Borrowings on the Revolver are limited to a borrowing base calculation; however, as of December 31, 2021, there was no drawdown on the Revolver. The interest on the Term Loan is based on the annual rate of one-month London Inter-Bank Offered Rate (LIBOR) plus 6.45%, subject to a LIBOR floor of 1.50%. If any advance under the Term Loan is prepaid at any time, the prepayment fee is based on the amount being prepaid and an applicable percentage amount, such as 3%, 2%, or 1%, based on the date the prepayment is made after the closing date of the Term Loan. The Credit Agreement contains a financial covenant based upon a trailing twelve months of net revenue, including a requirement of $32.0 million in the twelve months ended December 31, 2021. As of December 31, 2021, the Company was in compliance with this requirement. The outstanding balance on the Facility will be due in full on March 1, 2026. At the end of the Term Loan, the Company will pay an exit fee of $0.6 million, which represents 5% of the $12.0 million in borrowings made available immediately on March 26, 2021. Such fee is being accreted to interest expense over the life of the Term Loan. The Company incurred $0.3 million of debt issuance costs which was recorded in long-term debt in the balance sheet.

On March 26, 2021, the Company drew the full $12.0 million of the Term Loan available. As of December 31, 2021, the gross outstanding long-term debt is $12.0 million ($11.9 million net of debt issuance costs) and is presented as long-term debt on the balance sheets (in thousands). The components of the carrying value of long-term debt as of December 31, 2021 and December 31, 2020, are detailed below:

	As of December 31,
	2021	2020
Long-term debt	$12,000	$—
Cumulative accretion of exit fee	90	—
Unamortized debt discount and debt issuance costs	(220)	—
Long-term debt, net	$11,870	$—

At December 31, 2021, the scheduled maturities, of the Term Loan were as follows (in thousands):

Amount
2022	$—
2023	—
2024	4,500
2025	6,000
2026	1,500
Total	$12,000

As of December 31, 2021, the fair value of Teknova's long-term debt approximates its carrying value. The fair value of Teknova's long-term debt was based on observable market inputs (Level 2).

Note 10. Convertible and Redeemable Preferred Stock

In June 2021, the Company’s board of directors and stockholders, respectively approved a 1.8746 for-one forward stock split, which was effected on June 17, 2021. On June 28, 2021, all outstanding shares of the Company’s Series A preferred stock were converted into 17,512,685 shares of the Company’s common stock on a one-to-one basis and their carrying value of $35.9 million was reclassified into stockholders’ equity. As of December 31, 2021, there were no shares of convertible and redeemable preferred stock issued and outstanding.

As of December 31, 2020, Series A preferred stock consisted of the following (in thousands, except share data):

	Shares Authorized	Shares Issued and Outstanding	Aggregate Liquidation Preference	Proceeds, net of Issuance Cost
Series A preferred stock	9,600,000	9,342,092	$41,586	$35,638

As of December 31, 2020, the Series A preferred stock had the followings rights and privileges:

Voting

Each holder of shares of Series A preferred stock was entitled to the number of votes equal to the number of shares of common stock into which the shares of Series A preferred stock held by such holder were convertible. The holders of shares of Series A preferred stock were entitled to vote on all matters on which the common stockholders were entitled to vote.

The holders of shares of Series A preferred stock were also entitled to elect three directors to the board. Additionally, there were certain matters that required approval of a majority of the holders of shares of Series A preferred stock.

Redemption and Liquidation Rights

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Teknova’s shares of Series A preferred stock then outstanding were entitled to be paid out of the assets of the Company available for distribution to its stockholders, and in the event of a Deemed Liquidation Event (as defined below), the holders of shares of Series A preferred stock then-outstanding were entitled to be paid out of the consideration payable to stockholders in such Deemed Liquidation Event or out of the Available Proceeds (as defined below), as applicable, before any payment were to be made to the holders of shares of common stock, an amount per share equal to the greater of (i) the applicable original issue price per share, plus any declared but unpaid dividends, or (ii) an amount per share as would have been payable had all the shares of Series A preferred stock been converted into common stock immediately prior to such liquidation, dissolution, winding up or Deemed Liquidation Event (the Series A Liquidation Amount). In the event the Company had insufficient assets to pay the holders of shares of Series A preferred stock the full liquidation preference, the holders of shares of Series A preferred stock were to be paid ratably in proportion to the full amounts to which they would otherwise be entitled.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, after the payment in full of all Series A Liquidation Amounts required to be paid to the holders of shares of Series A preferred stock, the remaining assets of the Company available for distribution to its stockholders or, in the case of a Deemed Liquidation Event, the consideration not payable to the holders of shares of Series A preferred stock or the remaining Available Proceeds, as the case may be, would be distributed among the holders of shares of common stock, pro rata based on the number of shares held by each such holder.

Each of the following events would be considered a “Deemed Liquidation Event” unless the holders of shares of at least a majority of the outstanding shares of Series A preferred stock voting as a single class on an as-converted basis (the Requisite Holders) elect otherwise: (i) a merger or consolidation in which the shares of capital stock of the Company outstanding immediately prior to such merger or consolidation did not continue to represent immediately following such merger or consolidation at least a majority, by voting power, of the outstanding capital stock of the surviving or resulting corporation or the parent corporation that wholly owned the surviving or resulting corporation, or (ii) a sale, lease, transfer, exclusive license or other disposition of all or substantially all of the assets of the Company and its subsidiaries (other than to a wholly-owned subsidiary of the Company).

“Available Proceeds” refers to consideration received by the Company for a Deemed Liquidation Event (net of any retained liabilities associated with the assets sold or technology licensed, as determined in good faith by the board of directors), together with any other assets of the Company available for distribution to its stockholders, all to the extent permitted by Delaware law governing distributions to stockholders.

Dividend

The holders of shares of Series A preferred stock were entitled to receive cumulative dividends (the Series A Accruing Dividends) at a rate of 8% per annum based on the Series A preferred stock issuance price of $3.8469196 per share of Series A preferred stock issued and outstanding, subject to appropriate adjustments for any stock dividends, stock splits, combinations, recapitalizations, or the like. Dividends were due and payable only upon a Deemed Liquidation Event. In the event of a dividend declared on undistributed earnings, the preferred stockholders would participate in the dividend equally along with common stockholders. The preferred shares participated equally with common stockholders on earnings, but did not participate in losses.

After payment of dividends under a deemed liquidation event to the holders of shares of the Series A preferred stock, any additional dividends would be distributed among all holders of shares of the Company’s common stock and Series A preferred stock in proportion to the number of shares of common stock that would be held by each such holder if all shares of Series A preferred stock were converted to common stock.

In the event any shares of Series A preferred stock were converted into common stock prior to a Deemed Liquidation Transaction, then such shares will not be entitled to receive any Series A Accruing Dividends.

Optional Conversion

Each share of Series A preferred stock was convertible at any time at the option of the holder into such number of fully paid and non-assessable shares of common stock as determined by dividing the original issue price for Series A preferred stock by the conversion price in effect at the time of conversion. The Series A conversion price was initially set at $3.8469196.

Mandatory Conversion

All outstanding shares of Series A preferred stock would automatically be converted into shares of common stock, at the then-effective conversion rate upon either (i) the closing of the sale of shares of common stock to the public at a price of at least $11.5407588 per share (as adjusted for any stock dividends, stock splits, combinations, recapitalizations, or the like), in a firm-commitment underwritten public offering pursuant to an effective registration statement resulting in proceeds to the Company of at least $50.0 million, net of the underwriting discount and commissions, and in connection with such offering the common stock was listed for trading on a stock exchange or marketplace approved the board of directors, including the approval of at least one Series A Director, as defined in the Series A Stock Purchase Agreement, dated January 14, 2019, or (ii) the date and time, or the occurrence of an event, specified by vote or written consent of the holders of shares of at least a majority of the outstanding shares of Series A preferred stock voting as a single class on an as-converted basis.

Conversion Price Adjustments

The conversion price per share of Series A preferred stock would be reduced if the Company issues any additional shares of common stock without consideration or for consideration per share less than the Series A preferred stock conversion price in effect.

Classification

As a Deemed Liquidation Event could result in repurchase of the Series A preferred stock, and the board of directors of Teknova was controlled by the Series A holders, the Series A preferred stock was redeemable contingent upon the occurrence of an event that was not probable. Accordingly, the Company presented the Series A preferred stock outside of permanent equity as mezzanine equity. The Series A preferred stock was recorded at its issuance date fair value of the net proceeds raised through the issuance of Series A preferred stock. The Series A preferred stock did not require subsequent measurement until the Series A preferred stock was probable to become redeemable.

Note 11. Stockholders’ Equity

Preferred stock

On June 28, 2021, in connection with the IPO, the Company’s amended and restated certificate of incorporation became effective. The amended and restated certificate of incorporation authorizes the issuance of 10,000,000 shares of preferred stock, par value $0.00001 per share, with rights and preferences, including voting rights, designated from time to time by the Company’s board of directors. As of December 31, 2021 and December 31, 2020, the Company had 10,000,000 and zero authorized shares of the Company’s preferred stock, par value $0.00001 per share, respectively. As of December 31, 2021 and December 31, 2020, there were zero shares of the Company’s preferred stock issued and outstanding.

Common stock

As of December 31, 2021 and December 31, 2020, the Company had 490,000,000 and 30,000,000 authorized shares of the Company’s common stock, par value $0.00001 per share, respectively. As of December 31, 2021 and December 31, 2020, there were 28,012,017 and 3,599,232 shares of the Company’s common stock issued and outstanding, respectively.

Note 12. Stock-Based Compensation

Employee Stock Incentive Plans

Teknova maintains stock incentive plans for the benefit of certain of Teknova's officers, directors, consultants and employees. The Company granted time-based and performance-based options to purchase common shares under both its 2016 Stock Plan, as amended (2016 Plan) and 2020 Equity Incentive Plan, as amended (2020 Plan). At the time the 2020 Plan became effective, no additional stock awards were granted or are able to be granted in the future under the 2016 Plan. In June 2021, the Company’s board of directors and the Company’s stockholders approved the 2021 Equity Incentive Plan (2021 Plan), which became effective in connection with the IPO. From and after the date on which the 2021 Plan became effective, no further grants were made or will be made under the 2020 Plan. At December 31, 2021, 2,578,075 shares remain available for future grants under the 2021 Plan.

The types of equity-based awards that may be granted under the 2021 Plan include: options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, and other stock-based awards. The maximum number of shares of the Company’s common stock that may be issued under the 2021 Plan is 5,020,113 shares of the Company’s common stock, which is the sum of (i) 2,908,283 new shares, plus (ii) an additional number of shares not to exceed 2,111,830 shares, consisting of any shares of the Company’s common stock subject to outstanding stock options or other stock awards granted under the 2020 Plan that, on or after the 2021 Plan became effective, terminate or expire prior to exercise or settlement. The equity-based awards will vest over a four-year period for all employees and will vest over a three-year period for the Company’s board of directors. Generally, the number of shares of the Company’s common stock that will be reserved for issuance under the 2021 Plan will automatically increase on January 1 of each year for a period of ten years, beginning on January 1, 2022 and continuing through January 1, 2031, in an amount equal to 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding year; provided, however, that the Company’s board of directors may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares of common stock. Effective January 1, 2022 an additional 1,120,480 new shares became available for issuance under the 2021 Plan.

The following table summarizes the stock option activity under the stock incentive plans (in thousands, except share and per share data):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	2,246,544	$0.95	9.41	$10,081
Granted	644,817	$17.10	—	—
Exercised	(100)	$0.84	—	—
Cancelled or forfeited	(127,149)	$2.91	—	—
Outstanding at December 31, 2021	2,764,112	$4.63	8.69	$45,280
Exercisable at December 31, 2021	731,354	$0.90	8.51	$14,322
Vested and expected to vest at December 31, 2021	2,479,430	$5.11	8.88	$39,579

The total intrinsic value of options exercised during the year ended December 31, 2021 was not significant. There were no options exercised during the year ended December 31, 2020. The total grant date fair value of shares vested during 2021 and 2020, was $0.4 million and $0.1 million, respectively.

Employee Stock Purchase Plan

In June 2021, the Company’s board of directors and the Company’s stockholders, respectively, approved the Company’s 2021 Employee Stock Purchase Plan (the ESPP), which became effective in connection with the IPO. A total of 290,828 shares of the Company’s common stock are reserved for issuance under the ESPP. The number of shares of the Company’s common stock that will be reserved for issuance will automatically increase on January 1 of each year for a period of ten years, beginning on January 1, 2022 and continuing through January 1, 2031, by the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year; and (ii) 319,911 shares (subject to adjustments for stock splits, dividends, combinations of shares, exchanges of shares and other “Capitalization Adjustments”, as defined in the ESPP), except before the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). Effective January 1, 2022 an additional 280,120 new shares became available for issuance under the ESPP.

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

As of December 31, 2021, the Company had 290,828 shares of the Company's common stock reserved for future grants under the ESPP. Offering periods are generally six months long and begin on May 15 and November 15 of each year.

Valuation of Employee Share-Based Awards

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

Volatility. Since the Company has limited historical data on volatility of its stock, expected volatility is based on the volatility of the stock of similar publicly traded entities. In evaluating similarity, the Company considers factors such as industry, stage of life cycle, size, and financial leverage.

Fair value of underlying common stock. Prior to the closing of the IPO, the Company had to estimate the fair value of its common stock. Management considered numerous objective and subjective factors to determine the fair value of the Company’s common stock. The factors considered include, but are not limited to: (i) the results of contemporaneous independent third-party valuations of the Company’s common stock; (ii) the prices, rights, preferences, and privileges of the Company’s convertible preferred stock relative to those of its common stock; (iii) the lack of marketability of the Company’s common stock; (iv) actual operating and financial results; (v) current business conditions and projections; (vi) the likelihood of achieving a liquidity event, such as an initial public offering or sale of the Company, given prevailing market conditions; and (vii) precedent transactions involving the Company’s shares. Since the closing of the IPO, the fair value of the Company’s common stock is determined by the closing price of its common stock as reported on the NASDAQ Global Market on the date of grant.

Risk-free interest rate. The risk-free rate that the Company uses is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options.

Expected term. As the Company does not have sufficient historical exercise activity to estimate expected life, the expected life of options granted is determined using the simplified method. The simplified method is based on the vesting period and the contractual term for each grant or for each vesting tranche for awards with graded vesting. The midpoint of the vesting date and the maximum contractual expiration date is used as the expected term under this method.

Dividend yield. The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future. Therefore, the Company uses an expected dividend yield of zero. In addition, the terms of the Credit Agreement prohibit us from paying dividends, other than dividends payable on the Company’s common stock, without the prior consent of the lender.

The weighted average assumptions used in the Black-Scholes option-pricing model are as follows:

	For the Year Ended December 31,
	Employee Stock Option Plans		Employee Stock Purchase Plan
	2021	2020	2021	2020
Estimated dividend yield	-%	-%	-%	N/A
Weighted-average expected stock price volatility	33.51%	36.13%	25.47%	N/A
Weighted-average risk-free interest rate	1.06%	0.45%	0.06%	N/A
Expected average term of options (in years)	6.17	6.25	0.50	N/A
Weighted-average fair value of common stock	$19.89	$4.84	$24.63	N/A
Weighted-average fair value per option	$6.45	$3.15	$5.46	N/A

N/A - Not applicable during the period

Summary of Stock-Based Compensation Expense

Stock-based compensation expense included in the accompanying financial statements was as follows (in thousands):

	For the Year Ended December 31,
	2021	2020
Cost of sales	$7	$—
Research and development	157	—
Sales and marketing	66	—
General and administrative	1,321	300
Total stock-based compensation expense	$1,551	$300

Total stock-based compensation expense related to employee stock option plans was $1.6 million and $0.3 million for the years ended December 31, 2021 and 2020, respectively. Unrecognized compensation expense related to employee stock option plans was $8.3 million at December 31, 2021, which is expected to be recognized as expense over the weighted-average period of 3.25 years.

During the year ended December 31, 2021, the Company’s board of directors approved an amendment to the outstanding performance-based option to acquire 231,719 shares of the Company’s common stock previously granted under 2020 Plan, to eliminate the performance-based vesting and provide that such option will vest in 48 equal monthly installments. The stock option modification was measured as the excess of the fair value of the modified option over the fair value of the original option immediately before the modification. The incremental stock-based compensation expense for such stock option modification is approximately $3.5 million, of which $0.5 million incremental stock-based compensation expense was recognized during the year ended December 31, 2021 in general and administrative expense in the statements of operations and comprehensive income (loss). Additionally, in January 2019, the Company granted 284,682 performance-based options that vest upon a change of control. As of December 31, 2021, these options were not considered probable of vesting. The Company had unrecognized compensation expense of approximately $0.5 million at December 31, 2021 relating to these options.

Total stock-based compensation expense related to the ESPP was not significant since the adoption of the plan in June 2021. Total compensation cost related to the ESPP not yet recognized is also not significant. As of December 31, 2021, an insignificant amount has been withheld on behalf of employees for a future purchase under the ESPP. There were no purchases for the year ended December 31, 2021, related to the ESPP.

Note 13. Net Income (Loss) Per Share Attributable to Common Stockholders

Basic and diluted net income (loss) per share is computed using the two-class method when it has issued shares that meet the definition of participating securities. Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period without consideration for common stock equivalents. Diluted net income (loss) per share attributable to common stockholders is computed by dividing net income by the weighted-average number of common shares outstanding during the period and potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalent would be anti-dilutive. Potential common stock equivalents consist of common stock issuable upon exercise of stock options and convertible preferred stock. For periods of net loss, basic and diluted earnings per share are the same as the effect of the assumed exercise of stock options and convertible preferred stock is anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders for the years ended December 31, 2021 and 2020 (in thousands, except share and per share data):

	For the Year Ended December 31,
	2021	2020
Net income (loss) available to common stockholders	$(9,803)	$3,570
Less: undistributed income attributable to preferred stockholders	—	(2,962)
Net income (loss) attributable to common stockholders	$(9,803)	$608
Basic weighted-average common stock outstanding	16,087,653	3,599,232
Weighted-average effect of potentially dilutive securities:
Stock options	—	201,404
Dilutive weighted-average common stock	16,087,653	3,800,636
Net income (loss) per share attributable to common stockholders
Basic	$(0.61)	$0.17
Diluted	$(0.61)	$0.16

The following is a summary of the common stock equivalents for the securities outstanding during the respective periods that have been excluded from the computation of diluted net loss per common share, as their effect would be anti-dilutive:

	For the Year Ended December 31,
	2021	2020
Employee share-based awards to purchase common stock (1)	2,206,993	—
Convertible Series A preferred stock (2)	4,607,059	9,342,092
Total	6,814,052	9,342,092

(1) Excludes performance-based options that were not considered probable of vesting. See "Note 12—Stock-Based Compensation" for additional information.

(2) On June 28, 2021, all outstanding shares of the Company’s Series A preferred stock were converted into 17,512,685 shares of the Company’s common stock. See "Note 10—Convertible and Redeemable Preferred Stock" for additional information.

Note 14. Related Parties

The Company has identified the following as related parties through common control: Meeches LLC and Thomas E. Davis, LLC. Meeches LLC is controlled by Ted Davis and Irene Davis, founders and current directors and greater than five percent stockholders of the Company. Thomas E. Davis, LLC is also controlled by Ted Davis.

The Company leased certain real property and had a related party note receivable totaling $0.5 million as of December 31, 2020, from Thomas E. Davis, LLC. The related party note receivable was secured by a first priority Deed of Trust on the leased property and beared interest at 6% per annum, and interest payments were received monthly. The principal balance was payable in one payment and had an original maturity date of July 1, 2019, which was extended by the Company to July 1, 2020. On June 16, 2020 the Company executed an additional amendment to the note receivable to extend the maturity date to July 1, 2021. On March 31, 2021 the $0.5 million note receivable was paid in full.

The Company leases certain real property from Meeches LLC and does not have any outstanding balances owed to Meeches LLC. For the years ended December 31, 2021 and 2020, the Company paid Meeches LLC $0.3 million and $0.4 million, respectively.

Note 15. Commitments and Contingencies

Obligations under Operating Leases

The Company has various non-cancelable operating leases primarily for buildings in Hollister, California and Mansfield, Massachusetts. The leases have a lease term with varying expiration dates, which represent the non-cancelable periods of the leases and include extension options.

The lease agreement with Thomas E. Davis, LLC, a related party (see “Note 14—Related Parties”) commenced in March 2017, with a payment of $5.0 thousand a month and a one-year term. The Company had the option to extend the term of the lease for two additional separate, successive terms of one year each, following the expiration of the initial term of the lease. The Company entered into a lease extension in June 2020 and extended the lease term until June 2021. The lease agreement was not renewed beyond June 2021.

The lease agreement with Meeches LLC, a related party (see “Note 14—Related Parties”) commenced in September 2019, with a payment of $20.0 thousand a month and a five-year term.

Rent expense for the years ended December 31, 2021 and 2020 was $1.7 million and $1.2 million, respectively.

Future minimum lease payments with unrelated and related parties as of December 31, 2021 are as follows (in thousands):

	Unrelated	Related	Total
2022	$2,551	$267	$2,818
2023	2,668	279	2,947
2024	2,686	191	2,877
2025	2,239	—	2,239
2026	1,209	—	1,209
Thereafter	6,538	—	6,538
Total future minimum lease payments	$17,891	$737	$18,628

Litigation

Teknova’s industry is characterized by frequent claims and litigation, including claims regarding intellectual property and product liability. As a result, the Company may be subject to various legal proceedings from time to time. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors. Any current litigation is considered immaterial and counter claims have been assessed as remote.

Note 16. Income Taxes

Teknova’s provision for (benefit from) income taxes consist of the following for the year ended December 31, 2021 and 2020 (in thousands):

	For the Year Ended December 31,
	2021	2020
Current:
Federal	$—	$(1,196)
State	3	262
Total current	3	(934)
Deferred:
Federal	(2,604)	1,954
State	(233)	136
Total deferred	(2,837)	2,090
Income tax expense (benefit)	$(2,834)	$1,156

A reconciliation of the statutory tax rate to the Company’s effective tax rate is as follows:

	For the Year Ended December 31,
	2021	2020
Statutory federal income tax rate %	21.0%	21.0%
State income tax rate	2.1	7.0
Permanent items	—	(0.2)
Stock compensation	(1.5)	1.7
CARES Act	—	(4.7)
Research and development credit	0.6	—
Other	0.2	(0.3)
Effective tax rate %	22.4%	24.5%

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due, plus deferred taxes. Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will be either deductible or taxable when the assets and liabilities are recovered or settled. The Company’s component of net deferred tax liability and assets consist of the following as of December 31, 2021 and 2020 (in thousands):

	As of December 31,
	2021	2020
Deferred tax asset
Net operating loss carryforwards	$3,672	$692
Accrued compensation	401	214
Stock compensation	262	—
Tax credit carryforwards	150	53
Accruals and other	241	88
Total deferred tax asset	4,726	1,047
Deferred tax liability
Fixed assets	(2,429)	(1,746)
Intangibles	(4,973)	(5,291)
Total deferred tax liability	(7,402)	(7,037)
Valuation allowance	(477)	—
Net deferred tax liability	$(3,153)	$(5,990)

As of the end of December 31, 2021, Teknova has federal and state net operating loss (NOL) carryforwards of $13.7 million and $11.7 million, respectively. The federal NOL carryforwards will carryforward indefinitely but are subject to an 80% taxable income limitation. The state NOL carryforwards begin to expire in 2036. As of December

31, 2021, the Company has federal research and development tax credit carryforwards of $0.1 million, which will begin to expire in 2035 and state research and development tax credit carryforward that are insignificant and carry forward indefinitely. NOLs and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, as well as similar state tax provisions. This could limit the amount of NOLs and tax credits that the Company can utilize annually to offset future taxable income or tax liabilities.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted. The CARES Act, among other things, includes changes to the tax provisions that benefits business entities and makes certain technical corrections to the 2017 Tax Cuts and Jobs Act, including, permitting NOLs, carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. As a result, the Company's 2020 effective tax rate includes an income tax benefit related to the anticipated refunds from tax losses generated in prior years that are permitted to be carried back to certain years when the U.S. federal income tax rate was 34%.

On June 29, 2020, the California legislature enacted California Assembly Bill 85 (AB 85), which suspends the use of California NOLs and limits the use of California research tax credits for tax years beginning in 2020 and before 2023. The Company’s 2020 state income tax has increased as a result of restrictions on the utilization of tax attributes. There is no significant impact on the Company's 2021 financial statements due to the loss generated. Subsequently on February 9, 2022, California Senate Bill (SB 113) was enacted and restores the use of net operating losses and business tax credits that were suspended or limited under AB 85 one year earlier, allowing tax attributes to be used in fiscal year 2022. The tax impact of the new legislation, if any, will be recorded in the first quarter of fiscal year 2022 in the period of enactment.

The Company had no unrecognized tax benefits at December 31, 2021 and 2020. In connection with FASB’s Accounting for Uncertainty in Income Taxes, the Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not expect to recognize any unrecognized tax benefits over the next twelve months. Consequently, the Company has not accrued interest or penalties related to uncertain tax positions as of the end of December 31, 2021 or 2020.

Teknova files income tax returns in the U.S. federal jurisdiction and various states. The Company is no longer subject to U.S. federal income tax examinations for tax years prior to 2018. The Company is no longer subject to state income tax examinations for tax years prior to 2017. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

Note 17. Other Financial Information

The change in the allowance for doubtful accounts is as follows:

	For the Year Ended December 31,
	2021	2020
Beginning balance	$23	$11
Provisions (benefits)	235	12
Recoveries (write-offs), net	(235)	—
Ending balance	$23	$23

The change in the inventory reserve is as follows:

	For the Year Ended December 31,
	2021	2020
Beginning balance	$29	$16
Provisions (benefits)	555	112
Write-offs and other	(114)	(99)
Ending balance	$470	$29

The change in the income tax valuation allowance is as follows:

	For the Year Ended December 31,
	2021	2020
Beginning balance	$—	$—
Additions charged to expense	477	—
Reductions charged to other accounts	—	—
Ending balance	$477	$—