Form 10-Q
period 2022-03-31
Alpha Teknova, Inc.
filed 2022-05-12
CIK 1850902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 9, 2022, the registrant had 28,042,479 shares of common stock, $0.00001 par value per share, outstanding.

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
•
our ability to expand our operations and increase capacity;
•
our anticipated uses of cash in the short and long terms and the sufficiency of our sources of liquidity for funding our liquidity requirements;
•
our ability to defend against claims and mitigate adverse results in any legal proceedings against us and the merits of any claims or suits against us;
•
our ability to maintain cash and cash equivalents without losses or write-offs and limit our accounts receivable and credit risk exposure;
•
our future investments in additional facilities to facilitate our expected growth;
•
our future uses of liquidity to purse potential acquisitions that further or accelerate our strategy;
•
our future use of equity or debt financings to execute our business strategy;
•
our ability to take advantage of certain exemptions from various reporting requirements generally applicable to public companies;
•
our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the JOBS Act);
•
the impact of recent accounting pronouncements on our financial position, results of operations or cash flows, specifically the impact of the adoption of Accounting Standards Update (ASU) No. 2016-13, Financial Instruments—Credit Losses (Topic 326);
•
any failure to fully remediate material weaknesses in our internal controls over financial reporting and maintain effective internal controls in the future;
•
the impact of changes to our internal control over financial reporting, other than changes intended to remediate material weaknesses;
•
the impact the novel coronavirus (COVID-19) or any pandemic, epidemic or outbreak of infectious disease, natural
•
disasters, geopolitical unrest, war, terrorism, public health issues or other catastrophic events may have on our business;
•
our ability to actively manage our response to the COVID-19 pandemic;
•
our future adoption of critical accounting policies and estimates;
•
our ability to increase the scale and capacity of our manufacturing processes and systems;
•
the impact of increased competition from additional companies entering the market and the availability of more advanced technologies in the market;
•
our ability to hire aggressively as we expand;
•
our ability to attract capital for product development and refinement on favorable terms;
•
our ability to generate future revenue growth from introducing new products to support the growing cell and gene therapy market and the increasing use of messenger ribonucleic acid (mRNA) vaccines and therapies;
•
the impact of increased costs of future global operations;

•
our ability to use cash on hand to meet current and future financial obligations, including funding our operations, debt service requirements and capital expenditures;
•
the enforceability of our exclusive forum provisions in our amended and restated certificate of incorporation;
•
our customers’ sensitivity to product nonconformances, defects and errors;
•
the availability of exemption of our products from compliance with the U.S. Food, Drug and Cosmetic Act (FDCA);
•
our ability to secure and maintain a stable supply of raw materials in the future;
•
our ability to maintain corporate culture that contributes to our success;
•
the applicability of our products across a wide range of markets and the probability of success or revenue opportunity in our target markets;
•
the impact of the phase-out of the London Interbank Offered Rate (LIBOR), or the replacement of LIBOR with a different reference rate, on the interests rates applicable to our financing arrangements;
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

ALPHA TEKNOVA, INC.

Form 10-Q for the Quarter Ended March 31, 2022

INDEX

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements (Unaudited)	5
	Condensed Statements of Operations and Comprehensive Income (Loss) (Unaudited) for the Three Months Ended March 31, 2022 and 2021	5
	Condensed Balance Sheets (Unaudited) at March 31, 2022 and December 31, 2021	6
	Condensed Statements of Convertible and Redeemable Preferred Stock and Stockholders' Equity (Unaudited) for the Three Months Ended March 31, 2022 and 2021	7
	Condensed Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2022 and 2021	8
	Notes to Unaudited Condensed Financial Statements	9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24
PART II.	OTHER INFORMATION	25
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	61
Item 3.	Default Upon Senior Securities	61
Item 4.	Mine Safety Disclosures	61
Item 5.	Other Information	61
Item 6.	Exhibits	61
Signatures		63

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

ALPHA TEKNOVA, INC.

Condensed Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2022	2021
Revenue	$11,147	$9,078
Cost of sales	5,798	4,053
Gross profit	5,349	5,025
Operating expenses:
Research and development	2,013	700
Sales and marketing	1,597	705
General and administrative	7,295	4,161
Amortization of intangible assets	287	287
Total operating expenses	11,192	5,853
Loss from operations	(5,843)	(828)
Other (expenses) income, net
Interest (expense) income, net	(13)	7
Other expense, net	—	1
Total other (expenses) income, net	(13)	8
Loss before income taxes	(5,856)	(820)
Benefit from income taxes	(359)	(165)
Net loss	(5,497)	(655)
Change in unrealized loss on available-for-sale securities, net of tax	—	(7)
Comprehensive loss	$(5,497)	$(648)
Net loss per share—basic and diluted	$(0.20)	$(0.18)
Weighted average shares used in computing net loss per share—basic and diluted	28,030,971	3,599,232

The accompanying notes are an integral part of these condensed financial statements.

ALPHA TEKNOVA, INC.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	As of March 31, 2022	As of December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$76,455	$87,518
Accounts receivable, net of allowance for doubtful accounts of $30 thousand and $23 thousand	5,978	4,666
Inventories, net	6,426	5,394
Income taxes receivable	1,188	1,188
Prepaid expenses and other current assets	1,891	2,438
Total current assets	91,938	101,204
Property, plant and equipment, net	37,059	29,810
Operating right-of-use lease assets	19,661	—
Goodwill	16,613	16,613
Intangible assets, net	18,417	18,704
Other non-current assets	396	180
Total assets	$184,084	$166,511
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,028	$2,248
Accrued liabilities	7,510	5,495
Current portion of operating lease liabilities	2,098	—
Total current liabilities	12,636	7,743
Deferred tax liabilities	2,793	3,153
Other accrued liabilities	253	273
Long-term debt, net	11,916	11,870
Deferred rent	—	269
Long-term operating lease liabilities	17,938	—
Total liabilities	45,536	23,308
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized at March 31, 2022 and December 31, 2021, respectively, zero shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.00001 par value, 490,000,000 shares authorized at March 31, 2022 and December 31, 2021, 28,042,479 and 28,012,017 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	151,583	150,741
Accumulated deficit	(13,035)	(7,538)
Total stockholders’ equity	138,548	143,203
Total liabilities and stockholders’ equity	$184,084	$166,511

The accompanying notes are an integral part of these condensed financial statements.

ALPHA TEKNOVA, INC.

Condensed Statements of Convertible and Redeemable Preferred Stock and Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

	Convertible and Redeemable Preferred Stock		Common Stock		Additional Paid-in	Accumulated other comprehensive	Retained Earnings (Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	income (loss)	Deficit)	Equity
Balance at January 1, 2022	—	$—	28,012,017	$—	$150,741	$—	$(7,538)	$143,203
Stock-based compensation	—	—	—	—	787	—	—	787
Issuance of common stock upon exercise of stock options	—	—	30,462	—	55			55
Net loss	—	—	—	—	—	—	(5,497)	(5,497)
Balance at March 31, 2022	—	$—	28,042,479	$—	$151,583	$—	$(13,035)	$138,548

	Convertible and Redeemable Preferred Stock		Common Stock		Additional Paid-in	Accumulated other comprehensive	Retained Earnings (Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	income (loss)	Deficit)	Equity
Balance at January 1, 2021	9,342,092	$35,638	3,599,232	$—	$14,495	$7	$2,265	$16,767
Stock-based compensation	—	—	—	—	183	—	—	183
Unrealized loss on available-for-sale securities	—	—	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	—	—	(655)	(655)
Balance at March 31, 2021	9,342,092	$35,638	3,599,232	$—	$14,678	$—	$1,610	$16,288

The accompanying notes are an integral part of these condensed financial statements.

ALPHA TEKNOVA, INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net loss	$(5,497)	$(655)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Bad debt expense	7	(88)
Inventory reserve	(4)	(2)
Depreciation and amortization	751	652
Stock-based compensation	787	183
Deferred taxes	(360)	(164)
Amortization of debt financing costs	46	—
Non-cash lease expense	106	—
Other	—	(10)
Changes in operating assets and liabilities:
Accounts receivable	(1,319)	400
Inventories	(1,028)	(295)
Income taxes receivable	—	(177)
Prepaid expenses and other current assets	547	348
Accounts payable	237	1,283
Accrued liabilities	762	847
Other	(236)	79
Cash (used in) provided by operating activities	(5,201)	2,401
Investing activities:
Purchase of property, plant and equipment	(5,917)	(3,884)
Proceeds from loan to related party	—	529
Proceeds on sales of short-term marketable securities	—	1,132
Proceeds from maturities of short-term marketable securities	—	695
Cash used in investing activities	(5,917)	(1,528)
Financing activities:
Proceeds from long-term debt	—	11,889
Debt issuance costs	—	(153)
Payment of costs related to initial public offering	—	(1,458)
Proceeds from exercise of stock options	55	—
Cash provided by financing activities	55	10,278
Change in cash and cash equivalents	(11,063)	11,151
Cash and cash equivalents at beginning of period	87,518	3,315
Cash and cash equivalents at end of period	$76,455	$14,466
Supplemental cash flow disclosures:
Income taxes paid	$—	$—
Interest paid, net of amounts capitalized	$—	$13
Capitalized property, plant and equipment included in accounts payable and accrued liabilities	$3,884	$673
Deferred offering costs included in accounts payable and accrued liabilities	$—	$1,425
Recognition of operating right-of-use lease asset	$20,237	$—
Recognition of operating lease liabilities	$20,507	$—

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

Teknova manufactures its products in Research Use Only (RUO) or Good Manufacturing Practice (GMP) categories, the latter of which refers to more stringent quality standards supported by additional levels of documentation, testing, and traceability. In 2017, Teknova achieved International Organization for Standardization (ISO) 13485:2016 certification, enabling the Company to manufacture products for use in diagnostic and therapeutic applications.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Accounting, Presentation and Use of Estimates

The accompanying unaudited condensed interim financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations.

The unaudited condensed financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2021, and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the results for the interim periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain amounts of assets, liabilities, revenue, expenses, and related disclosures at the date of the financial statements and during the reporting period. The Company's critical and significant accounting estimates are influenced by the Company's assessment of the economic implications of COVID-19. Actual results can differ from those estimates. Certain prior period amounts have been reclassified to conform to presentation for the current year.

These unaudited condensed financial statements should be read in conjunction with the Company's audited financial statements and the related notes thereto as of and for the year ended December 31, 2021, included in the Company's Annual Report on Form 10-K filed with the SEC on March 18, 2022 (the 2021 Annual Report on Form 10-K). Refer to "Notes to Financial Statements—Note 2 Summary of Significant Accounting Policies," within the 2021 Annual Report on Form 10-K for a full list of the Company's significant accounting policies. The information in those notes has not changed except as a result of normal adjustments in the interim periods.

Teknova has determined that it operates in one reporting unit, one operating segment and one reportable segment, as the chief operating decision maker of the Company reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.

Recently Adopted Accounting Pronouncements

Effective January 1, 2022, the Company adopted ASU No. 2016-02, Leases (Topic 842) using the modified retrospective approach, applied at the beginning of the period of adoption, and elected the package of transitional practical expedients. The adoption of this standard resulted in recording operating right-of-use lease assets of $20.3 million, which included reclassifying approximately $0.2 million of deferred rent as a component of the operating lease asset as of January 1, 2022. The adoption also resulted in recording operating lease liabilities of $20.5 million as of January 1, 2022. The standard did not have an impact on the condensed statements of operations and cash flows. Refer to Note 7, Leases, herein for additional information pertaining to the adoption of the new standard.

Effective January 1, 2022, the Company adopted ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which removed certain exceptions to the general principles in Accounting Standards Codification (ASC) 740 and clarified and amended certain guidance to promote consistent application. The adoption of this standard did not have a significant impact on the Company's condensed financial statements.

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), which introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses and will apply to accounts receivable. The new guidance will be effective for Teknova’s annual and interim periods beginning after December 15, 2022. Teknova is currently evaluating the impact of the adoption of the standard on the financial statements and does not anticipate the standard to have a significant impact.

Note 3. Revenue Recognition

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

Teknova’s revenue, disaggregated by business line, was as follows (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Lab Essentials	$6,975	$6,790
Clinical Solutions	3,812	1,071
Sample Transport	6	924
Other	354	293
Total revenue	$11,147	$9,078

Teknova’s revenue, disaggregated by geographic region, was as follows (in thousands):

	For the Three Months Ended March 31,
	2022	2021
United States	$10,820	$8,715
International	327	363
Total revenue	$11,147	$9,078

Note 4. Concentrations of Risk

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

Customers

Customers who accounted for 10% or more of the Company's revenues and outstanding balance of accounts receivable are presented as follows:

	For the Three Months Ended March 31,		As of	As of
	2022	2021	March 31, 2022	December 31, 2021
Distributor customer A	*	*	*	16%
Distributor customer B	13%	15%	11%	10%
Direct customer A	15%	*	*	*
Direct customer B	*	*	*	12%
Direct customer C	12%	*	11%	*
Direct customer D	*	*	12%	*

* Represents less than 10%.

The Company's customers that are distributors, as opposed to direct customers, represent highly diversified customer bases.

Suppliers

Suppliers who accounted for 10% or more of the Company's inventory purchases and outstanding balance of accounts payable are presented as follows:

	For the Three Months Ended March 31,		As of	As of
	2022	2021	March 31, 2022	December 31, 2021
Distributor supplier A	30%	41%	*	20%
Distributor supplier B	10%	*	*	*
Direct supplier A	18%	*	*	*
Direct supplier B	11%	*	*	*
Direct supplier C	*	11%	*	*

* Represents less than 10%.

Note 5. Inventories, Net

Inventories consist of the following (in thousands):

	As of March 31, 2022	As of December 31, 2021
Finished goods, net	$3,891	$3,172
Work in process	168	105
Raw materials, net	2,367	2,117
Total inventories, net	$6,426	$5,394

Note 6. Property, Plant and Equipment, Net

Property, plant and equipment consist of the following (in thousands):

	As of March 31, 2022	As of December 31, 2021
Machinery and equipment	$10,696	$9,942
Office furniture and equipment	673	649
Vehicles	70	70
Leasehold improvements	2,820	2,805
	14,259	13,466
Less—Accumulated depreciation	(2,937)	(2,473)
	11,322	10,993
Construction in progress	25,737	18,817
Total property, plant and equipment, net	$37,059	$29,810

Depreciation expense related to property, plant and equipment recorded during the three months ended March 31, 2022 and 2021 was approximately $0.5 million and $0.4 million, respectively.

Teknova capitalizes a portion of the interest on funds borrowed to finance its capital expenditures. Capitalized interest is recorded as part of an asset’s cost and depreciated over the asset’s useful life. Capitalized interest costs were $0.3 million and zero for the three months ended March 31, 2022 and 2021, respectively.

Note 7. Leases

The Company leases office space, warehouse and manufacturing space, and equipment. The Company's lease agreements have remaining lease terms of one year to 10 years, and some of these leases have renewal and termination options. Such termination options are exercisable at the Company’s option. Terms and conditions to extend or terminate such leases are recognized as part of the right-of-use assets and lease liabilities where reasonably certain to be exercised. All of the Company's leases are operating leases.

The Company determines if an arrangement is an operating lease at a lease's inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet. All other operating leases are recorded on the balance sheet with a corresponding operating lease asset, net, representing the right to use the underlying asset for the lease term and the operating lease liabilities representing the obligation to make lease payments arising from the lease. The Company’s lease agreements do not contain any material residual value guarantees or restrictive covenants.

Operating lease assets and operating lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term and include options to extend or terminate the lease when such options are reasonably certain to be exercised. The present value of lease payments is determined primarily using the incremental borrowing rate, adjusted for the lease term, based on the information available at the lease commencement date. Lease agreements with lease and non-lease components are generally accounted for as a single lease component. The Company’s operating lease expense is recognized on a straight-line basis over the lease term.

The operating lease expense was $0.8 million for the three months ended March 31, 2022. Cash paid for amounts included in the measurement of the lease liabilities was $0.7 million for the three months ended March 31, 2022. The weighted-average discount rate is 4.1% and the weighted-average remaining lease term is 8.3 years as of March 31, 2022.

Maturities of operating lease liabilities at March 31, 2022 is as follows (in thousands):

Amount
Remainder of 2022	$2,129
2023	2,974
2024	2,994
2025	2,769
2026	2,724
Thereafter	10,194
Total lease payments	23,784
Less: imputed interest	(3,748)
Present value of lease liabilities	$20,036

Note 8. Goodwill and Intangible Assets, Net

There were no changes in the carrying amount of goodwill during the three months ended March 31, 2022 and 2021.

The following is a summary of intangible assets with definite and indefinite lives (in thousands):

	Balance at March 31, 2022			Balance at December 31, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Definite Lived:
Customer relationships	$9,180	$3,682	$5,498	$9,180	$3,395	$5,785
Indefinite Lived:
Tradename	12,919	—	12,919	12,919	—	12,919
Total intangible assets	$22,099	$3,682	$18,417	$22,099	$3,395	$18,704

For the three months ended March 31, 2022 and 2021, amortization expense was approximately $0.3 million in each period.

As of March 31, 2022, the remaining weighted-average useful life of definite lived intangible assets is 4.8 years. The estimated future amortization expense of intangible assets with definite lives is as follows (in thousands):

Amount
Remainder of 2022	$861
2023	1,148
2024	1,148
2025	1,148
2026	1,148
Thereafter	45
Estimated future amortization expense of definite-lived intangible assets	$5,498

Note 9. Accrued Liabilities

Accrued liabilities were comprised of the following (in thousands):

	As of March 31, 2022	As of December 31, 2021
Payroll-related	$2,272	$2,818
Property, plant and equipment	2,607	1,446
Deferred revenue	1,302	200
Other	1,329	1,031
Total current accrued liabilities	$7,510	$5,495

Note 10. Long-Term Debt, Net

On March 26, 2021, the Company entered into the following agreements (together, the Credit Agreement): (i) that certain credit and security agreement (Term Loan), dated as of March 26, 2021, by and among the Company and MidCap Financial Trust, as agent and lender, and the additional lenders from time to time party thereto, and (ii) that certain credit and security agreement (Revolving Loan), dated as of March 26, 2021, by and among the Company and MidCap Financial Trust, as agent and lender, and the additional lenders from time to time party thereto. The Credit Agreement provides for a $27.0 million credit facility (the Facility) consisting of a $22.0 million senior, secured term loan (the Term Loan) and a $5.0 million working capital facility (the Revolver). The Term Loan is staged such that $12.0 million was available immediately, an additional $5.0 million was available on September 30, 2021, and $5.0 million is available in 2022, but the final borrowing in 2022 is contingent upon achieving trailing twelve months of net revenue of $37.0 million if the proposed funding date is on or after January 1, 2022 and before July 1, 2022 or $38.5 million if the proposed funding date is on or after July 1, 2022 and on or before September 30, 2022 and earnings before interest, taxes, depreciation and amortization (EBITDA) targets (as defined in the Credit Agreement). The Company opted not to draw down the $5.0 million Term Loan tranche available on September 30, 2021. Borrowings on the Revolver are limited to a borrowing base calculation; however, as of December 31, 2021, there was no drawdown on the Revolver. The interest on the Term Loan is based on the annual rate of one-month London Inter-Bank Offered Rate (LIBOR) plus 6.45%, subject to a LIBOR floor of 1.50%. If any advance under the Term Loan is prepaid at any time, the prepayment fee is based on the amount being prepaid and an applicable percentage amount, such as 3%, 2%, or 1%, based on the date the prepayment is made after the closing date of the Term Loan. The Credit Agreement contains a financial covenant based upon a trailing twelve months of net revenue, including a requirement of $33.4 million in the twelve months ended March 31, 2022. As of March 31, 2022, the Company was in compliance with this requirement. The outstanding balance on the Facility will be due in full on March 1, 2026. At the end of the Term Loan, the Company will pay an exit fee of $0.6 million, which represents 5% of the $12.0 million in borrowings made available immediately on March 26, 2021. Such fee is being accreted to interest expense over the life of the Term Loan. The Company incurred $0.3 million of debt issuance costs which was recorded in long-term debt in the balance sheet.

On March 26, 2021, the Company drew the full $12.0 million of the Term Loan available. As of March 31, 2022, the gross outstanding long-term debt is $12.0 million ($11.9 million net of debt issuance costs) and is presented as long-term debt on the balance sheets (in thousands).

At March 31, 2022, long-term debt, net consisted of the following (in thousands):

	As of March 31, 2022	As of December 31, 2021
Long-term debt	$12,000	$12,000
Cumulative accretion of exit fee	120	90
Unamortized debt discount and debt issuance costs	(204)	(220)
Long-term debt, net	$11,916	$11,870

At March 31, 2022, the scheduled maturities of the Company's debt obligations were as follows (in thousands):

Amount
Remainder of 2022	$—
2023	—
2024	4,500
2025	6,000
2026	1,500
Total	$12,000

As of March 31, 2022, the fair value of the Company's long-term debt approximates its carrying value. The fair value of the Company's long-term debt was based on observable market inputs (Level 2).

Subsequent to March 31, 2022, the Company amended and restated the Credit Agreement. Please see Note 15, Subsequent Events, below.

Note 11. Stock-Based Compensation

The Company maintains a stock incentive plan which permits the granting of incentive stock options or nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other stock-based awards. The equity-based awards will vest over a four-year period for all employees and will vest over a three-year period for the Company’s non-employee, independent directors.

The following table summarizes the stock option activity for the three months ended March 31, 2022 (in thousands, except share and per share data):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	2,764,112	$4.63	8.69	$45,280
Granted	832,650	$15.07
Exercised	(30,462)	$1.85
Cancelled or forfeited	(59,564)	$4.38
Outstanding at March 31, 2022	3,506,736	$7.14	8.58	$28,070
Exercisable at March 31, 2022	879,411	$1.38	8.13	$10,952
Vested and expected to vest at March 31, 2022	3,222,054	$7.73	8.74	$24,268

The weighted average assumptions used in the Black-Scholes pricing model for stock options granted during the three months ended March 31, 2022 were as follows:

	For the three months ended	For the Three Months Ended
	March 31, 2022	March 31, 2021
Estimated dividend yield	-%	-%
Weighted-average expected stock price volatility	33.10%	36.16%
Weighted-average risk-free interest rate	2.01%	0.48%
Expected average term of options (in years)	6.25	6.25
Weighted-average fair value of common stock	$15.07	$5.31
Weighted-average fair value per option	$5.48	$3.19

Stock-based compensation expense included in the accompanying condensed financial statements was as follows (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Cost of sales	$19	$—
Research and development	65	26
Sales and marketing	99	22
General and administrative	604	135
Total stock-based compensation expense	$787	$183

Total stock-based compensation expense related to stock options was $0.8 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively. Unrecognized compensation expense related to stock options was $12.6 million at March 31, 2022, which is expected to be recognized as expense over the weighted-average period of 3.34 years.

The Company also maintains an employee stock purchase plan (ESPP) which authorizes the issuance of shares of common stock pursuant to purchase rights granted to eligible employees. Unless otherwise determined by the Company’s board of directors, shares of the Company’s common stock will be purchased for the accounts of employees participating in the Company’s ESPP at a price per share equal to the lesser of (i) 85% of the fair market value of a share of the Company’s common stock on the first day of an offering; or (ii) 85% of the fair market value of a share of the Company’s common stock on the date of purchase. Activity under the ESPP for the three months ended March 31, 2022 and 2021 was not significant.

Note 12. Income Taxes

For the three months ended March 31, 2022 and 2021, the Company recorded an income tax benefit of $0.4 million and $0.2 million, respectively. The effective tax rates for the three months ended March 31, 2022 and 2021 was 6.1% and 20.1%, respectively. The effective tax rates differ from the federal statutory rate primarily due to losses not expected to be benefitted.

Note 13. Net Loss Per Share

Basic and diluted net income (loss) per share is computed using the two-class method when the Company has issued shares that meet the definition of participating securities. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period without consideration for common stock equivalents. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period and potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalent would be anti-dilutive. Potential common stock equivalents consist of the Company's common stock issuable upon exercise of stock options, employee stock purchase rights, and convertible preferred stock. For periods of net loss, basic and diluted earnings per share are the same as the effect of the assumed exercise of stock options and convertible preferred stock is anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	For the Three Months Ended March 31,
	2022	2021
Net loss	$(5,497)	$(655)
Weighted average shares used in computing net loss per share—basic and diluted	28,030,971	3,599,232
Net loss per share—basic and diluted	$(0.20)	$(0.18)

The following is a summary of the Company's common stock equivalents for the securities outstanding during the respective periods that have been excluded from the computation of diluted net loss per common share, as their effect would be anti-dilutive:

	For the Three Months Ended March 31,
	2022	2021
Employee share-based awards to purchase common stock	2,844,368	2,250,816
Convertible Series A preferred stock	—	9,342,092
Total	2,844,368	11,592,908

Note 14. Related Parties

The Company has identified the following as related parties through common control: Meeches LLC (Meeches) and Thomas E. Davis, LLC (TED LLC). Meeches is controlled by Ted Davis and Irene Davis, founders and current directors and greater than five percent stockholders of the Company. TED, LLC is also controlled by Ted Davis.

The Company leased certain real property and had a related party note receivable totaling $0.5 million which was received during the three months ended March 31, 2021. The Company leases certain real property from Meeches and did not have any outstanding balances owed to Meeches as of March 31, 2022 or December 31, 2021. For the three months ended March 31, 2022 and 2021, the Company paid Meeches $87 thousand and $40 thousand, respectively.

Note 15. Subsequent Events

On May 10, 2022, the Company entered into the Amended and Restated Security Agreement (Term Loan) as borrower, with MidCap Financial Trust (MidCap), as agent and lender, and the additional lenders from time to time party thereto (the Amended Term Loan Credit Agreement) and the Amended and Restated Credit and Security Agreement (Revolving Loan) as borrower, with MidCap as agent and lender, and the additional lenders from time to time party thereto (the Amended Revolving Loan Credit Agreement, together with the Amended Term Loan Credit Agreement, the Amended Credit Agreement). The Amended Credit Agreement provides for a $57.135 million credit facility (the Amended Credit Facility) consisting of a $52.135 million senior, secured term loan (the Amended Term Loan) and a $5.0 million working capital facility (the Amended Revolver). The Amended Term Loan consists of the $12.0 million balance made available in 2021 under the previous credit facility and an additional $40.135 million, staged such that $5.135 million was funded upon closing of the Amended Credit Agreement, an additional $5.0 million will be funded on October 31, 2022, $10.0 million is available in the first half of 2023, $10.0 million is available in the second half of 2023 and $10.0 million is available in the first half of 2024, with the borrowing in the second half of 2023 and in the first half of 2024 being contingent upon achieving trailing twelve months of Clinical Solutions revenue of $15.0 million and $19.0 million, respectively, and liquidity requirements (as defined in the Amended Credit Agreement) of $10.0 million and $15.0 million, respectively. The maximum loan amount under the Amended Revolver is $5.0 million, and the Company may request the lenders to increase such amount up to $15.0 million. Borrowings on the Amended Revolver are limited in accordance with a borrowing base calculation.

The interest on the Amended Term Loan is based on the annual rate of one-month London Inter-Bank Offered Rate (LIBOR) plus 6.45%, subject to a LIBOR floor of 1.00%. If any advance under the Term Loan is prepaid at any time, the prepayment fee is based on the amount being prepaid and an applicable percentage amount, such as 3%, 2%, or 1%, based on the date the prepayment is made after the closing date of the Amended Term Loan. The Credit Agreement contains a financial covenant based upon a trailing twelve months of net revenue, including a requirement of $42.5 million in the twelve months ending December 31, 2022.

Interest on the outstanding balance of the Amended Revolver will be payable monthly in arrears at an annual rate of one-month LIBOR plus 3.75%, subject to a LIBOR floor of 1.00%.

The maturity date of the Amended Credit Facility is May 1, 2027. On the date of termination of the Amended Term Loan or the date on which the obligations under the Amended Term Loan become due and payable in full, the Company will pay an exit fee in an amount equal to five percent of the total aggregate principal amount of term loans made pursuant to the Amended Term Loan as of such date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and related notes thereto included in Part I, Item I of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes thereto for the year ended December 31, 2021, included in the 2021 Annual Report on Form 10-K (the 2021 Annual Report on Form 10-K) filed on March 18, 2022 with the Securities and Exchange Commission (SEC). You should review the sections titled “Cautionary Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements and in Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Quarterly Report on Form 10-Q and in the 2021 Annual Report on Form 10-K.

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

In 2017, we achieved International Organization for Standardization (ISO) 13485:2016 certification, enabling us to manufacture products for use in diagnostic and therapeutic applications. Our certification allows us to offer solutions across the entire customer product development workflow, supporting our customers' need for materials in greater volume and that meet increasingly stringent regulatory requirements as they scale from research to commercialization.

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

We generated revenue of $11.1 million during the three months ended March 31, 2022, which represents an increase of $2.1 million as compared to revenue of $9.1 million during the three months ended March 31, 2021. For the three months ended March 31, 2022 and 2021, only 2.9% and 4.0%, respectively, of our revenue was generated from customers located outside of the United States. Our sales outside of the United States are denominated in U.S. Dollars.

We had an operating loss of $5.8 million during the three months ended March 31, 2022 compared to an operating loss of $0.8 million during the three months ended March 31, 2021. We expect our expenses will continue to increase in future periods in connection with our ongoing activities as we:

•
attract, hire and retain qualified personnel;
•
invest in processes and infrastructure to enable manufacturing automation and expand capacity;
•
develop new products and services and create intellectual property;
•
build our brand, market and sell new and existing products and services;
•
potentially acquire businesses or technologies to accelerate the growth of our business; and
•
function as a public company.

We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including the impact on our customers, employees, suppliers, vendors, business partners, and distribution channels. We are unable to predict the impact that the COVID-19 pandemic will have on our customers, vendors, suppliers, and other business partners, future financial position and operating results due to numerous uncertainties; however, any material effect on these factors could adversely impact us. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, rising inflation, as well as other unanticipated consequences remain unknown.

The situation surrounding the COVID-19 pandemic remains fluid, and we believe that we have, and will continue to, successfully navigate the uncertain environment. We continue to actively manage our response to the COVID-19 pandemic in collaboration with customers, team members, and business partners. For further information regarding the impact of the COVID-19 pandemic on the Company, please see Item 1A., "Risk Factors" in this report.

Results of Operations

The following tables set forth our results of operations for the periods presented (dollars in thousands):

	For the Three Months Ended March 31,
	2022	2021	$ Change	% Change
Revenue	$11,147	$9,078	$2,069	22.8%
Cost of sales	5,798	4,053	1,745	43.1%
Gross profit	5,349	5,025	324	6.4%
Operating expenses:
Research and development	2,013	700	1,313	187.6%
Sales and marketing	1,597	705	892	126.5%
General and administrative	7,295	4,161	3,134	75.3%
Amortization of intangible assets	287	287	—	—
Total operating expenses	11,192	5,853	5,339	91.2%
Loss from operations	(5,843)	(828)	(5,015)	605.7%
Other (expenses) income, net
Interest (expense) income, net	(13)	7	(20)	(285.7)%
Other expense, net	—	1	(1)	(100.0)%
Total other (expenses) income, net	(13)	8	(21)	(262.5)%
Loss before income taxes	(5,856)	(820)	(5,036)	614.1%
Benefit from income taxes	(359)	(165)	(194)	117.6%
Net loss	$(5,497)	$(655)	$(4,842)	739.2%

Revenue

Our revenue disaggregated by product category, for the three months ended March 31, 2022 and 2021 was as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2022	2021	$ Change	% Change
Lab Essentials	$6,975	$6,790	$185	2.7%
Clinical Solutions	3,812	1,071	2,741	255.9%
Sample Transport	6	924	(918)	(99.4)%
Other	354	293	61	20.8%
Total revenue	$11,147	$9,078	$2,069	22.8%

Total revenue was $11.1 million for the three months ended March 31, 2022, and $9.1 million for the three months ended March 31, 2021.

Lab Essentials revenue was $7.0 million for the three months ended March 31, 2022, an increase of $0.2 million, or 2.7%, compared to $6.8 million for the three months ended March 31, 2021. The growth in Lab Essentials revenue was due to an increased number of customers slightly offset by lower average revenue per customer.

Clinical Solutions revenue was $3.8 million for the three months ended March 31, 2021, an increase of $2.7 million, or 255.9%, compared to $1.1 million for the three months ended March 31, 2021. The increase in Clinical Solutions revenue was primarily attributable to higher average revenue per customer and to a somewhat lesser extent an increased number of customers.

Sample Transport revenue was not significant for the three months ended March 31, 2022, compared to $0.9 million for the three months ended March 31, 2021. The decline in Sample Transport revenue was due to the decline in market demand for COVID-19 testing and an increase in market supply of sample transport products, each of which began in early 2021. As a result, in 2021, we decided to cease production of sample transport medium and no longer market those reagents.

Our revenue disaggregated by geographic region, for the three months ended March 31, 2022 and 2021 was as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2022	2021	$ Change	% Change
United States	$10,820	$8,715	$2,105	24.2%
International	327	363	(36)	(9.9)%
Total revenue	$11,147	$9,078	$2,069	22.8%

Revenue from sales to customers in the U.S. was $10.8 million for the three months ended March 31, 2022, and $8.7 million for the three months ended March 31, 2021. Revenue from U.S. sales represented 97.1% and 96.0% of our total revenue during the three months ended March 31, 2022 and 2021, respectively. We experienced significant U.S. growth due to higher revenue, particularly in the Clinical Solutions product category.

Revenue from sales to customers in markets outside of the U.S. was $0.3 million for the three months ended March 31, 2022, and $0.4 million for the three months ended March 31, 2021. Revenue from international sales represented 2.9% and 4.0% of our total revenue during the three months ended March 31, 2022 and 2021, respectively. Revenue from sales to customers in markets outside the U.S. decreased as a percentage of total revenue due to lower international revenue and higher overall revenue during the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Gross profit

Our gross profit for the three months ended March 31, 2022 and 2021 was as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2022	2021	$ Change	% Change
Cost of sales	$5,798	$4,053	$1,745	43.1%
Gross profit	5,349	5,025	324	6.4%
Gross profit %	48.0%	55.4%

Gross profit percentage was 48.0% for the three months ended March 31, 2022, and 55.4% for the three months ended March 31, 2021. The decrease in gross profit percentage for the three months ended March 31, 2022, was primarily driven by an increase in manufacturing overhead and higher labor costs.

Operating expenses

Our operating expenses for the three months ended March 31, 2022 and 2021 were as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2022	2021	$ Change	% Change
Research and development	$2,013	$700	$1,313	187.6%
Sales and marketing	1,597	705	892	126.5%
General and administrative	7,295	4,161	3,134	75.3%
Amortization of intangible assets	287	287	—	—
Total operating expenses	$11,192	$5,853	$5,339	91.2%

Research and development expenses were $2.0 million for the three months ended March 31, 2022, and $0.7 million for the three months ended March 31, 2021. The increase was primarily driven by increased headcount, depreciation, equipment, supplies and professional fees to support our new product and process development efforts.

Sales and marketing expenses were $1.6 million for the three months ended March 31, 2022, and $0.7 million for the three months ended March 31, 2021. The increase was primarily driven by increased headcount to develop our commercial presence and increase customer support plus higher levels of marketing expenses.

General and administrative expenses were $7.3 million for the three months ended March 31, 2022, and $4.2 million for the three months ended March 31, 2021. The increase was primarily driven by increased headcount as well as professional fees, stock based compensation, recruitment, insurance and tax expenses incurred to build the infrastructure necessary to support our growth strategy.

Other (expenses) income , net

Our other (expenses) income, net for the three months ended March 31, 2022 and 2021 was as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2022	2021	$ Change	% Change
Interest (expense) income, net	$(13)	$7	$(20)	(285.7)%
Other expense, net	—	1	(1)	(100.0)%
Total other (expenses) income, net	$(13)	$8	$(21)	(262.5)%

Total other expenses, net were not significant for the three months ended March 31, 2022, as we capitalized $0.3 million of interest during the period. For the three months ended March 31, 2021, interest expense was not significant due to the timing of entering into our long-term debt agreement in late March 2021.

Benefit from income taxes

Our benefit from income taxes for the three months ended March 31, 2022 and 2021 was as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2022	2021	$ Change	% Change
Benefit from income taxes	$(359)	$(165)	$(194)	117.6%
Effective tax rate	6.1%	20.1%

Our benefit from income taxes was $0.4 million for the three months ended March 31, 2022, which was primarily due to a federal deferred tax benefit from losses in such period. Our benefit from income taxes was $0.2 million for the three months ended March 31, 2021. The increase in our benefit from income taxes for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, was attributable to an increase in operating loss.

Liquidity and Capital Resources

Our principal liquidity requirements are to fund our operations (which includes, but is not limited to, maintaining sufficient levels of inventory to meet the anticipated demand of our customers) and our capital expenditures, including the expansion of our manufacturing operations such as the construction of a new manufacturing, warehouse and distribution facilities in Hollister, California. The primary source of financing for our operations was our initial public offering (IPO), which we completed in June 2021 and resulted in net proceeds to us of $99.1 million, after deducting underwriting discounts and commissions of $7.7 million and offering expenses of $3.6 million. As of March 31, 2022, we had $79.3 million in net working capital, which included $76.5 million in cash and cash equivalents.

In addition to our existing cash and cash equivalents balance, our principal source of liquidity is our credit facility as described below in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility”.

To facilitate our expected growth, we may also lease or purchase additional office, manufacturing, warehouse and/or distribution facilities. See “Notes to Financial Statements—Note 7—Leases." We expect to continue to make investments as we expand our operations and increase capacity. In particular, we are building a new manufacturing facility in Hollister, California, which we expect to be a significant use of cash over the next 6 to 12 months. We are carrying the majority of these fixed assets as construction in progress on our balance sheet until parts of the facility are put into service. These uses of cash are not reasonably likely to result in material changes in the Company’s liquidity. The Company may also use its liquidity to pursue potential acquisitions that further or accelerate its strategy.

Credit Facility

On March 26, 2021, we entered into that certain credit and security agreement with MidCap Financial Trust, as agent and lender, and the additional lenders from time to time party thereto (collectively, the Credit Agreement). The Credit Agreement provides for a $27.0 million credit facility (the Facility) consisting of a $22.0 million senior, secured term loan (the Term Loan), and a $5.0 million working capital facility (the Revolving Loan). The Term Loan is staged such that $12.0 million was available immediately, an additional $5.0 million was available on September 30, 2021, and $5.0 million may be available in 2022, contingent upon achieving (i) trailing twelve months of net revenue of $37.0 million if the proposed funding date is on or after January 1, 2022 and before July 1, 2022 or $38.5 million if the proposed funding date is on or after July 1, 2022 and on or before September 30, 2022 and (ii) earnings before interest, taxes, depreciation and amortization (EBITDA) targets (as defined in the Credit Agreement). We opted not to draw down the $5.0 million Term Loan tranche available on September 30, 2021. Borrowings on the Revolving Loan are limited to a borrowing base calculation. As of March 31, 2022, there was no drawdown on the Revolving Loan. The proceeds from the Facility are being used for working capital and general corporate purposes.

The interest on the Term Loan is based on the annual rate of one-month LIBOR plus 6.45%, subject to a LIBOR floor of 1.50%. If any advance under the Term Loan is prepaid at any time, the prepayment fee is based on the amount being prepaid and an applicable percentage amount, such as 3%, 2%, or 1%, based on the date the prepayment is made after the closing date of the Term Loan. The Credit Agreement contains a financial covenant based upon a trailing twelve months of net revenue, including a requirement of $33.4 million in the twelve months ended March 31, 2022. As of March 31, 2022, we were in compliance with this requirement. The outstanding balance on the Facility will be due in full on March 1, 2026. At the end of the Term Loan, we will pay an exit fee of $0.6 million, which represents 5% of the $12.0 million in borrowings made available immediately on March 26, 2021. Such fee is being accreted to interest expense over the life of the Term Loan. We incurred $0.3 million of debt issuance costs which are recorded in long-term debt, net of current portion in the balance sheets. On March 26, 2021, we drew the full $12.0 million of the Term Loan available. As of March 31, 2022, the outstanding balance on the Term Loan was $12.0 million ($11.9 million net of debt issuance costs), and such balance is presented as long-term debt on the balance sheet (in thousands).

The maximum loan amount under the Revolving Loan (the Revolving Loan Commitment Amount) is $5.0 million, which we may request the Lenders to increase up to $15.0 million. The amount available to us under the Revolving Loan at any one time shall be based upon an amount equal to: (i) 85% of the net collectable value of our domestic accounts receivable; plus (ii) 50% of domestic eligible finished goods inventory that does not exceed $1.0 million. Additionally, availability from finished goods inventory cannot exceed 25% of the total borrowing base availability. Interest on the outstanding balance of the Revolving Loan will be payable monthly in arrears at an annual rate of one-month LIBOR plus 3.75%, subject to a LIBOR floor of 1.50%. There was no outstanding balance on the Revolving Loan as of March 31, 2022.

The Credit Agreement includes a financial covenant that requires us to maintain certain minimum revenue, tested monthly based on trailing 12 months net revenue. Calendar year-end net revenue covenants are a based on the achievement of a minimum revenue of $37.5 million at December 31, 2022, $42.0 million at December 31, 2023, $46.5 million at December 31, 2024 and $51.5 million at December 31, 2025. In connection with the Facility, the Lenders received a perfected first priority security interest in all existing and after-acquired assets of the Company.

On May 10, 2022, the Company entered into the Amended and Restated Security Agreement (Term Loan) as borrower, with MidCap Financial Trust (MidCap), as agent and lender, and the additional lenders from time to time party thereto (the Amended Term Loan Credit Agreement) and the Amended and Restated Credit and Security Agreement (Revolving Loan) as borrower, with MidCap as agent and lender, and the additional lenders from time to time party thereto (the Amended Revolving Loan Credit Agreement, together with the Amended Term Loan Credit Agreement, the Amended Credit Agreement).The Amended Credit Agreement provides for a $57.135 million credit facility (the Amended Credit Facility) consisting of a $52.135 million senior, secured term loan (the Amended Term Loan) and a $5.0 million working capital facility (the Amended Revolver). The Amended Term Loan consists of the $12.0 million balance made available in 2021 under the previous credit facility and an additional $40.135 million, staged such that $5.135 million was funded upon closing of the Amended Credit Agreement, an additional $5.0 million will be funded on October 31, 2022, $10.0 million is available in the first half of 2023, $10.0 million is available in the second half of 2023 and $10.0 million is available in the first half of 2024, with the borrowing in the second half of 2023 and in the first half of 2024 being contingent upon achieving trailing twelve months of Clinical Solutions revenue of $15.0 million and $19.0 million, respectively, and liquidity requirements (as defined in the Amended Credit Agreement) of $10.0 million and $15.0 million, respectively. The maximum loan amount under the Amended Revolver is $5.0 million, and the Company may request the lenders to increase such amount up to $15.0 million. Borrowings on the Amended Revolver are limited in accordance with a borrowing base calculation.

The interest on the Amended Term Loan is based on the annual rate of one-month London Inter-Bank Offered Rate (LIBOR) plus 6.45%, subject to a LIBOR floor of 1.00%. If any advance under the Term Loan is prepaid at any time, the prepayment fee is based on the amount being prepaid and an applicable percentage amount, such as 3%, 2%, or 1%, based on the date the prepayment is made after the closing date of the Amended Term Loan. The Credit Agreement contains a financial covenant based upon a trailing twelve months of net revenue, including a requirement of $42.5 million in the twelve months ending December 31, 2022.

Interest on the outstanding balance of the Amended Revolver will be payable monthly in arrears at an annual rate of one-month LIBOR plus 3.75%, subject to a LIBOR floor of 1.00%.

The maturity date of the Amended Credit Facility is May 1, 2027. On the date of termination of the Amended Term Loan or the date on which the obligations under the Amended Term Loan become due and payable in full, the Company will pay an exit fee in an amount equal to five percent of the total aggregate principal amount of term loans made pursuant to the Amended Term Loan as of such date.

We believe these sources of liquidity will be sufficient to fund our liquidity requirements for at least the next 24 months. We may, however, require or elect to secure additional financing as we continue to execute our business strategy. If we require or elect to raise additional funds, we may do so through equity or debt financing, which may or may not be available on favorable terms and could require us to agree to covenants that limit our operating flexibility.

The following table sets forth, for the periods indicated, net cash flows (used in) provided by operating activities, used in investing activities and provided by financing activities (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash (used in) provided by operating activities	$(5,201)	$2,401
Net cash used in investing activities	(5,917)	(1,528)
Net cash provided by financing activities	55	10,278
Net (decrease) increase in cash and cash equivalents	$(11,063)	$11,151

Operating Activities

Net cash (used in) provided by operating activities consists primarily of net loss adjusted for certain non-cash items (including depreciation and amortization, bad debt expense, deferred taxes, loss on disposal of property, plant and equipment, inventory reserve, amortization of debt issuance costs and stock-based compensation expense), and the effect of changes in working capital and other activities.

Net cash used in operating activities was $5.2 million for the three months ended March 31, 2022, which primarily consisted of net loss of $5.5 million plus net adjustments for non-cash charges of $1.3 million, offset by net changes in operating assets and liabilities of $1.0 million. The primary non-cash adjustments to net loss included $0.8 million of depreciation and amortization, $0.8 million of stock-based compensation, partially offset by $0.4 million in deferred taxes. Net cash used in changes in operating assets and liabilities consisted primarily of a $1.3 million increase in accounts receivable and $1.0 million increase in inventories, partially offset by a $0.5 million decrease in prepaid expenses and other current assets, $0.2 million increase in accounts payable and a $0.8 million increase in accrued liabilities.

Net cash provided by operating activities was $2.4 million for the three months ended March 31, 2021, which primarily consisted of net changes in operating assets and liabilities of $2.5 million, partially offset by the net loss of $0.7 million plus net adjustments for non-cash charges of $0.6 million. The primary non-cash adjustments to net loss included $0.7 million of depreciation and amortization, $0.2 million of stock-based compensation, partially offset by $0.2 million in deferred taxes. Net cash used in changes in operating assets and liabilities consisted primarily of a $1.3 million increase in accounts payable, a $0.8 million increase in accrued liabilities, a $0.4 million decrease in accounts receivable and a $0.3 million decrease in prepaid expenses and other current assets, partially offset by a $0.3 million increase in inventories and $0.2 million increase in income taxes receivable.

Investing Activities

Net cash used in investing activities relates primarily to capital expenditures and purchases of marketable securities, partially offset by proceeds from maturities and sales of marketable investments.

Net cash used in investing activities was $5.9 million for the three months ended March 31, 2022, which consisted of purchases of property, plant and equipment.

Net cash used in investing activities was $1.5 million for the three months ended March 31, 2021, which primarily consisted of purchases of property, plant and equipment of $3.9 million. This was partially offset by receipt of proceeds from sales and maturities of short-term marketable securities of $1.1 million and $0.7 million, respectively, and proceeds from a loan to a related party of $0.5 million.

Financing Activities

Net cash provided by financing activities primarily relates to proceeds from long-term debt, offset by related debt issuance costs and payment of issuance costs for the IPO.

There were no significant financing activities during the three months ended March 31, 2022.

Net cash provided by financing activities was $10.3 million for the three months ended March 31, 2021, which was primarily attributable to proceeds from long-term debt of $11.9 million, partially offset by related debt issuance costs of $0.2 million and payment of costs related to our IPO of $1.5 million.

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

Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, of our 2021 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies and estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in the 2021 Annual Report on Form 10-K.

Emerging Growth Company and Smaller Reporting Company

We qualify as an “emerging growth company” as defined in the JOBS Act. As long as we qualify as an emerging growth company, we may take advantage of certain exemptions from various reporting requirements and other burdens that are otherwise applicable generally to public companies. These provisions include, but are not limited to:

•
reduced obligations with respect to financial data, including presenting only two years of audited financial statements;
•
an exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;
•
reduced disclosure about our executive compensation arrangements in our periodic reports, proxy statements, and registration statements; and
•
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

Under the JOBS Act, we will remain an emerging growth company until the earliest to occur of:

•
the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more;
•
the last day of our fiscal year following the fifth anniversary of the date of the closing of our IPO;
•
the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; and
•
the date on which we are deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934, as amended (the Exchange Act) (i.e., the first day of the fiscal year after we have (i) more than $700.0 million in outstanding common equity held by our non-affiliates, measured each year on the last business day of our most recently completed second fiscal quarter, and (ii) been public for at least 12 months).

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

Recent Accounting Pronouncements

A description of recent accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined in Rule 12b-2 under the Exchange Act for this reporting period and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Remediation of the Previously Reported Material Weakness

Under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. During the audit of our financial statements, for the fiscal years ended December 31, 2019 and 2020, we and our independent registered public accounting firm identified a material weakness in our financial close and reporting process. Specifically, that process was not adequately designed, documented, and executed to support the accurate and timely reporting of the Company’s financial results with respect to complex, non-routine transactions, such as business combinations. Consequently, we inappropriately accounted for our entry into a stock purchase agreement with THP on January 14, 2019, pursuant to which THP acquired majority control of Teknova (the THP Transaction), including as to certain tax benefits and the allocation of transaction costs across periods. Our audited financial statements presented the THP Transaction in accordance with GAAP, however, such adjustments amounted to a material weakness. The material weakness remained un-remediated as of December 31, 2021.

As a result of the material weakness, we hired accounting employees and engaged consultants with specific technical accounting experience necessary to assist with complex, non-routine transactions. We have also designed and implemented additional controls and procedures both as it relates to our financial close and reporting process as well as complex, non-routine transactions. As a result of our actions, we believe our material weakness has been remediated as of March 31, 2022.

Changes in Internal Control Over Financial Reporting

Other than the remediation discussed above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, as well as other information included in this Quarterly Report on Form 10-Q, and in our other public filings. The risks and uncertainties described below are not the only ones we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, results of operations and prospects. In that event, the trading price of our common stock could decline, and you may lose all or part of your original investment. This Quarterly Report on Form 10-Q also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below. The risks relating to our business as set forth in the 2021 Annual Report on Form 10-K are set forth below and are unchanged substantively as of March 31, 2022, except for those risks designated by an asterisk (*).

Risks Related to Our Business and Strategy

We have incurred operating losses in the past and may incur losses in the future.

We have incurred operating losses in the past, may incur operating losses in the future and may never achieve or maintain profitability. While we had net income of approximately $3.6 million for the year ended December 31, 2020, we also incurred net losses prior to such time, including $1.3 million for the period from January 14, 2019 through December 31, 2019, and approximately $0.1 million for the period from January 1, 2019 through January 13, 2019. In addition, during the three months ended March 31, 2022 and 2021, we incurred net losses of $5.5 million and $0.7 million, respectively. We expect that our operating expenses will continue to increase as we grow our business and we anticipate additional costs in connection with legal, accounting and other administrative expenses related to operating as a public company. Since our inception, we have financed our operations primarily through revenue from our products and the sale of our equity securities, including through our IPO. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate sufficient to offset increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. We may never be able to generate sufficient revenue to maintain profitability, and our recent growth and historical profitability should not be considered indicative of our future performance.

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

We continue to extend our production capabilities by investing in automation and infrastructure to substantially increase the manufacturing capacity at our facilities, improve operating efficiency through the use of automation, and reduce delivery time for our custom Research Use Only (RUO) products and our products manufactured subject to Good Manufacturing Practice (GMP) requirements. We have recently expanded our footprint from 137,000 square feet to approximately 257,400 square feet and expect to expand our total production capacity by five-fold over the course of the next two years. The expansion and automation of our existing manufacturing facilities, as well as the creation of new or expanded manufacturing operations, could be disruptive to our operations, divert the attention of management and require significant investments. Our ability to increase our manufacturing capacity is dependent upon a number of uncertainties inherent in all new manufacturing operations, including ongoing compliance with regulatory requirements, the procurement and maintenance of construction, environmental and operational licenses and approvals for additional expansion, delays in construction, potential supply chain constraints, hiring, the training and retention of qualified employees and the pace of bringing production equipment and processes online with the capability to manufacture high quality products at scale. If we experience any problems or delays in meeting our projected timelines for expansion, if our projected costs or capital efficiency expectations are not met, or if the anticipated production capacity for our expansion efforts is not as expected, our business, financial condition, results of operations, cash flows and prospects may be harmed.

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

The expansion of our manufacturing operations, new product development, the development of our marketing and sales organizations, and our organic growth have all accelerated and will continue to increase the complexity of our business. Acquisitions we may pursue in the future, including of businesses located outside the U.S., would contribute to that increased complexity. Expansion of our operations may place significant demands on our management, finances and other resources. Our ability to manage our ongoing and anticipated future growth, should it continue, depends upon a significant expansion of our enterprise, financial and other internal management systems and the implementation and subsequent improvement of a variety of systems, procedures and controls. There can be no assurance that significant problems in these areas will not occur. Any failure to develop these areas and implement and improve supporting systems, procedures and controls in an efficient manner and at a pace consistent with the growth of our business could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

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

We depend on a limited number of customers for a high percentage of our revenue. If we cannot maintain our current relationships with customers, if we fail to sustain recurring sources of revenue with our existing customers, or if we fail to enter into new relationships, our future operating results will be adversely affected.

For the three months ended March 31, 2022 and 2021, customers making up more than 10% of our total revenue accounted for 40% and 15% of our total revenue. One of our largest customers is a distributor which made up 13% and 15% of total revenue for the three months ended March 31, 2022 and 2021. Our customers that are distributors, as opposed to direct customers, represent highly diversified customer bases. All customers buy from us on a purchase order basis. The revenue attributable to our top customers has fluctuated in the past and may fluctuate in the future, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects. In addition, the termination of these relationships could result in a temporary or permanent loss of revenue.

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

Gene therapy and messenger ribonucleic acid (mRNA) vaccines remain relatively new and are under active development, with only a few gene therapies and mRNA vaccines authorized or approved to date by regulatory authorities. Public perception may be influenced by claims that gene therapy or mRNA vaccines are unsafe or ineffective, and gene therapy may not gain the acceptance of the public or the medical community. In addition, ethical, social, legal and financial concerns about gene therapy and mRNA vaccines could result in additional regulations or limitations or even prohibitions on certain gene therapies or vaccine-related products. More restrictive regulations or negative public perception could reduce certain of our customers’ use of our products, which could negatively affect our revenue and performance. In addition, certain vaccine development and diagnostic testing programs utilize our bacterial cell culture media and our molecular biology reagents, which we manufacture subject to GMP requirements. There can be no assurance that any gene therapy, vaccine programs or diagnostic tests will proceed to clinical trials or result in a commercial product, or that any resulting gene therapies, vaccines or diagnostic tests will incorporate or utilize our products.

Our products are highly complex and are subject to manufacturing and quality control and assurance regulatory compliance requirements.

We apply quality control procedures, including inspection of the product or materials, the verification of stability and/or performance and, for certain products, additional validation requirements, whether a product we offer is designed and manufactured by us, or purchased from outside suppliers. All of our quality control processes are administered under a system designed to adhere to the Quality System Regulation (QSR) under 21 CFR Part 820, and ISO 13485:2016. Certain of our products, such as RUO products, and some other products offered for limited uses or that are the subject of certain exemptions, are manufactured following QSR that, while not required by existing regulatory requirements, are in place to assure product quality throughout the process, from receiving through final packaging. We believe these products are exempt from compliance with the U.S. Food, Drug, and Cosmetic Act (FDCA) and the current GMP regulations of the FDA, as they are further processed by our customers and we do not make claims related to their safety or effectiveness. In the event we or our suppliers manufacture products that fail to comply with required quality standards, we may incur delays in fulfilling orders, recalls, damages resulting from product liability claims and/or harm to our reputation.

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

Our operations depend upon our ability to obtain raw materials at reasonable prices. If we are unable to obtain the materials we need at reasonable prices, whether due to inflation in the broader economy or to developments more particular to our supply chain, we may not be able to produce certain of our products at marketable prices or at all, which could have a material adverse effect on our results of operations. Certain of our raw materials are sourced from a limited number of suppliers. For the three months ended March 31, 2022 and 2021, purchases from suppliers making up 10% or more of our total inventory purchases represented 80% and 52% of total inventory purchases, respectively. However, we note that one of these suppliers is a distributor that sells products on behalf of a diversified supply chain. Delays or difficulties in securing these raw materials or other laboratory materials could result in an interruption in our production operations if we cannot obtain an acceptable substitute. Any such interruption could significantly affect our business, financial condition, results of operations, cash flows and prospects.

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

Natural disasters, geopolitical unrest, war, terrorism, public health issues or other catastrophic events, some possibly related to the increasing effects of climate change, could disrupt the supply, delivery or demand of our products, which could negatively affect our operations and performance.

We are subject to the risk of damage, destruction and business disruption caused by the increasing effects of climate change; earthquakes, hurricanes, floods, droughts, and other natural disasters; fire; power shortages; geopolitical unrest, war, terrorist attacks and other hostile acts; public health issues, epidemics or pandemics, such as the COVID-19 pandemic; and other events beyond our control and the control of the third parties on which we depend. Any of these catastrophic events, whether in the U.S. or abroad, may have a significant negative impact on the global economy, our employees, facilities, critical equipment, partners, suppliers, distributors or customers and could decrease demand for our products, create delays and inefficiencies in our supply chain and make it difficult or impossible for us to manufacture products or perform services for our customers. We may not carry sufficient business insurance to compensate for damage or other losses relating to our facilities and equipment. In addition, any legislative or regulatory responses to these events, including to address the effects of or to mitigate climate change, could increase compliance costs and impose additional operating restrictions, each of which could have a negative impact on the Company's operations.

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

We engage in limited business globally, with approximately 2.9% and 4.0% of our revenue for the three months ended March 31, 2022 and 2021, respectively, coming from outside the U.S. However, one of our strategies is to expand geographically, both through distribution and through direct sales. We may also seek to expand geographically by acquiring complementary businesses outside of the U.S. This will subject us to a number of risks, including international economic, political, and labor conditions; currency fluctuations; tax laws (including U.S. taxes on income earned by foreign subsidiaries); increased financial accounting and reporting burdens and complexities; compliance with legislative and regulatory requirements that govern the collection, use, disclosure, security and cross-border transmission of personal information; unexpected changes in, or impositions of, legislative or regulatory requirements; failure of laws to protect intellectual property rights adequately; inadequate local infrastructure and difficulties in managing and staffing international operations; delays resulting from difficulty in obtaining export licenses for certain technology; tariffs, quotas and other trade barriers and restrictions; transportation delays; operating in locations with a higher incidence of corruption and fraudulent business practices; and other factors beyond our control, including terrorism, war, natural disasters, climate change and diseases.

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

The effects on the capital markets and on the economy generally of the Russian invasion of Ukraine are uncertain and could have a material and adverse effect on our business, financial condition and results of operations.

The Russian invasion of Ukraine is beginning to affect the global and U.S. economy, contributing to substantial increases in fossil fuel energy prices, exacerbating inflationary pressures generally, and causing large Western companies to exit Russia entirely, which alongside other factors have resulted in uncertain capital markets and declines in leading market indexes.

We remain unable to predict the broader adverse effects of the Russian invasion on European, U.S., or global economic, trade, and financial market conditions in the future, any one of which could adversely affect our operations and financial condition in a variety of ways. In particular, financial market instability or volatility may make it more difficult to raise capital. While we do not have any customer or direct supplier relationships in either Russia or Ukraine at this time, the war in Ukraine and the responses to and consequences of it (e.g., sanctions, export controls, potential cyberattacks, disruption of energy flows, etc.) could adversely affect our business and/or our supply chain, business partners, or customers, and could cause demand for our products to be volatile, cause abrupt changes in our customers’ buying patterns, interrupt our ability to supply products, limit customers' access to financial resources and their ability to satisfy obligations to us, or otherwise adversely impact our business.

The consequences of Russian’s invasion of Ukraine and the duration of the resulting war are at best uncertain and could cause or contribute to the onset of a global recession, which by itself or in combination with continuing inflation could have potentially serious adverse effects on the economy generally and that could be material to our business, financial condition, and results of operations.

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

We are required under U.S. generally accepted accounting principles (GAAP) to test goodwill and indefinite lived intangibles for impairment at least annually and to review our goodwill, intangible assets and other assets acquired through merger and acquisition activity for impairment when events or changes in circumstance indicate the carrying value may not be recoverable. Factors that could lead to impairment of goodwill, intangible assets and other assets acquired via acquisitions include significant adverse changes in the business climate and actual or projected operating results (affecting our company as a whole or affecting any particular segment) and declines in the financial condition of our business. As of March 31, 2022, goodwill and intangible assets represented approximately 19% of our total assets. If we determine that there has been impairment, our financial results for the relevant period would be reduced by the amount of the impairment, net of tax effects, if any. We may be required in the future to record charges to earnings if our goodwill, intangible assets or other investments become impaired. Any such charge would adversely impact our financial results.

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

For example, during February 2016, the Financial Accounting Standards Board issued ASU No. 2016-02, Leases and its related interpretations, which updated requires lessees to generally recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. We adopted this new standard effective January 1, 2022 using the modified retrospective approach, applied at the beginning of the period of adoption, and elected the package of transitional practical expedients. The adoption of this standard resulted in recording operating right-of-use lease assets of $20.3 million, which included reclassifying approximately $0.2 million of deferred rent as a component of the operating lease asset as of January 1, 2022. The adoption also resulted in recording operating lease liabilities of $20.5 million as of January 1, 2022. The standard did not have an impact on the condensed statements of operations and cash flows.

Our revenue recognition and other factors may impact our financial results in any given period and make them difficult to predict.

Under Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, (ASC 606), we recognize revenue when our performance obligations have been satisfied in an amount that reflects the consideration that we expect to receive in exchange for those performance obligations. Our revenue primarily includes revenue from the sale of manufactured products, including products from our catalog or available for purchase on our website and custom manufactured products (such as custom bacterial cell culture media and specialized chromatography solutions). Contracts for such sales contain a single performance obligation, namely the delivery of consumable products. Our application of ASC 606 with respect to the nature of future contractual arrangements could impact the forecasting of our revenue for future periods, as both the mix of products we will sell in a given period, as well as the size of contracts, is difficult to predict.

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

In addition to trade secret protection we also rely on confidentiality agreements with our employees, consultants, contractors, collaborators, CDMOs, CROs and others to protect our technology and other proprietary information. These agreements require that all confidential information developed by the individual or entity or made known to the individual or entity by us during the course of the individual’s or entity’s relationship with us be kept confidential and not disclosed to third parties. Our agreements with employees as well as our personnel policies also generally provide that any inventions conceived by the individual in the course of rendering services to us shall be our exclusive property or that we may obtain full rights to such inventions at our election. However, trade secrets are difficult to protect.

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

We expect to use cash on hand to meet current and future financial obligations, including funding our operations, debt service requirements and capital expenditures. The ability to make these payments depends on our financial and operating performance, which is subject to prevailing economic, industry and competitive conditions and to certain financial, business, economic and other factors beyond our control and set forth herein.

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

Risks Related to Our Common Stock

Telegraph Hill Partners Management Company LLC (Telegraph Hill Partners), through its affiliates Telegraph Hill Partners IV, L.P. (THP LP) and THP IV Affiliates Fund, LLC (THP LLC, and collectively with THP LP, THP), controls us, and its interests may conflict with ours or yours in the future.

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

THP and its affiliates engage in a broad spectrum of activities, including investments in our industry generally. In the ordinary course of their business activities, THP and its affiliates may engage in activities where their interests conflict with our interests or those of our other stockholders, such as investing in or advising businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. Our amended and restated certificate of incorporation provides that none of THP and its affiliates and any person or entity who, while a stockholder, director, officer or agent of the Company or any of its affiliates, is a director, officer, principal, partner, member, manager, employee, agent and/or other representative of THP and its affiliates (each, an Identified Person) has any duty to refrain from (i) engaging in a corporate opportunity in the same or similar business activities or lines of business in which we or our affiliates are engaged or that are deemed to be competing with us or any of our affiliates or (ii) otherwise investing in or providing services to any person that competes with us or our affiliates engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. In addition, to the fullest extent permitted by law, no Identified Person has any obligation to offer to us or our subsidiaries or affiliates the right to participate in any corporate opportunity in the same or similar business activities or lines of business in which we or our affiliates are engaged or that are deemed to be competing with us or any of our affiliates. This means that THP may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, THP may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to you or may not prove beneficial.

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

THP controls a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of NASDAQ. Under these corporate governance standards, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. For example, controlled companies, within one year of the date of the listing of their common stock:

•
are not required to have a board that is composed of a majority of “independent directors,” as defined under the rules and listing standards of NASDAQ;
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

We utilize, and intend to continue to utilize, certain of these exemptions. For example, a majority of our directors have not been, and, in the future for so long as we rely on such exemptions will not be, affirmatively determined to be independent nor will our compensation committee or nominating and corporate governance committee of the board be comprised entirely of directors who have been determined to be independent. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of NASDAQ.

If we fail to comply with NASDAQ listing rules or California laws governing the diversity of our board of directors, we could be exposed to financial penalties and suffer reputational harm.

In August 2021, the SEC announced that it had approved NASDAQ’s proposed rule change to advance board diversity and enhance transparency of board diversity statistics through new listing requirements. Under these new listing rules, NASDAQ listed companies will be required, subject to certain exceptions, to annually disclose diversity statistics regarding their directors’ voluntary self-identified characteristics and include on their boards of directors at least two “Diverse” directors or publicly disclose why their boards do not include such “Diverse” directors. Under the phase-in period for these new listing rules, for companies listed on the Nasdaq Global Market, this disclosure requirement regarding the existence of at least one “Diverse” director applies starting on the later of August 7, 2023, or the date that the company files its proxy statement for its annual shareholder meeting during 2023, and regarding the existence of at least two “Diverse” directors applies starting on the later of August 6, 2025, or the date that the company files its proxy statement for its annual shareholder meeting during 2025. Under the proposed rule, a “Diverse” director is someone who self-identifies either as (i) female or (ii) Black or African American, Hispanic or Latinx, Asian, Native American or Alaska Native, Native Hawaiian or Pacific Islander, or two or more races or ethnicities, or (iii) lesbian, gay, bisexual, transgender or a member of the queer community. Smaller reporting companies, such as Teknova, can satisfy the NASDAQ rules by having two females on its board.

In addition, September 2018, California’s Senate Bill 826 was signed into law. Senate Bill 826 generally requires public companies with principal executive offices in California to have a minimum number of females on its board of directors. As of December 31, 2021, each public company was required to have at least two females on its board of directors if the company had at least five directors, and at least three females on its board of directors if the company had at least six directors as of December 31, 2021. SB 826 has been challenged in legal proceedings and there is uncertainty as to whether a court would uphold SB 826.

Additionally, on September 30, 2020, Assembly Bill 979 was signed into law. Assembly Bill 979 generally requires public companies with principal executive offices in California to include specified numbers of directors from “underrepresented communities.” A director from an “underrepresented community” means a director who self-identifies as Black, African American, Hispanic, Latino, Asian, Pacific Islander, Native American, Native Hawaiian, Alaska Native, gay, lesbian, bisexual or transgender. As of December 31, 2021, each public company with principal executive offices in California was required to have at least one director from an underrepresented community. By December 31, 2022, a public company with more than four but fewer than nine directors will be required to have a minimum of two directors from underrepresented communities, and a public company with nine or more directors will need to have a minimum of three directors from underrepresented communities. These laws do not provide a transition period for newly listed companies. On April 1, 2022, the Superior Court of California for the County of Los Angeles entered an order striking down AB 979, holding that the statute violates the Equal Protection Clause of the California Constitution. As of May 9, 2022, no notice of appeal has been filed. If an appeal is filed, litigation regarding AB 979 may continue.

Our board of directors currently includes two female directors, and no directors from “underrepresented communities.” If the current composition of our board of directors changes, or if our current or future female or other “Diverse” directors no longer serve on our board of directors prior to the applicable dates under the phase-in period for the new NASDAQ listing rules or applicable California law, if upheld, we could be out of compliance with these regulations. We cannot assure that we can recruit, attract and/or retain qualified members of the board and meet gender and diversity requirements under NASDAQ listing rules or California law, if upheld, which may expose us to financial penalties and adversely affect our reputation.

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

We have previously identified material weaknesses in our internal control over financial reporting. In the future, if we identify new material weaknesses that are not remediated, it could result in material misstatements in our financial statements.

In the past, specifically in connection with the audit of our financial statements for the fiscal years ended December 31, 2020 and 2019 included in the final prospectus to our Registration Statement on Form S-1, as amended (File No. 333-256795), filed with the SEC on June 25, 2021, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weakness resulted from not having internal controls that were designed, documented and executed to support the accurate and timely analysis and reporting of financial results associated with accounting for complex, non-routine transactions under GAAP. Consequently, we inappropriately accounted for the THP Transaction, including as to certain tax benefits and the allocation of transaction costs across periods. See Part II, Item 4, “Controls and Procedures” in this Quarterly Report on Form 10-Q.

As of March 31, 2022 we have fully implemented our plan to remediate this material weakness and as a result management has concluded that the Company's internal control over financial reporting was effective. Not withstanding this conclusion, we cannot assure you that we will not identify additional material weaknesses in our internal control over financial reporting in the future. If we identify future material weaknesses in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected. If additional material weaknesses exist or are discovered in the future, and we are unable to remediate any such material weaknesses, our reputation, financial condition, and operating results could suffer. Moreover, we could become subject to investigations by regulatory authorities, which could require additional financial and management resources.

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

Our amended and restated certificate of incorporation and amended and restated bylaws and the General Corporation Law of the State of Delaware, as amended (the DGCL) contain provisions that could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders. Among other things, these provisions:

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

As of March 31, 2022, we have 28,042,479 shares of common stock outstanding, substantially all of which are held by directors, executive officers and other affiliates and will be subject to volume, manner of sale and other limitations under Rule 144. Registration of any of these outstanding shares of common stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the registration statement.

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

As of March 31, 2022, there were 322,174, 2,111,830 and 159,934 shares of common stock reserved for issuance pursuant to outstanding stock option awards under the 2016 Stock Plan, as amended (2016 Plan), the 2020 Equity Incentive Plan, as amended (2020 Plan) and the 2021 Equity Incentive Plan (2021 Plan), respectively. In addition, the 2021 Plan and the ESPP provide for annual automatic increases in the number of shares reserved thereunder. As of January 1, 2022, a total of 3,698,555 and 570,948 shares of common stock were available and have been reserved for future issuance under the 2021 Plan and our ESPP, respectively. In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to you.

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

We believe that our existing cash and cash equivalents as of March 31, 2022 together with our credit facility under the Amended Credit Agreement will enable us to fund our operating expenses and capital expenditure requirements for at least the next 24 months. However, we may need to raise substantial additional capital to:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
Unregistered Sales of Equity Securities

None.

(b)
Use of Proceeds

Cash used since the IPO is described elsewhere in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our periodic reports filed with the SEC. There has been no material change in the planned use of proceeds from the IPO from those described in the final prospectus for our IPO, dated as of June 24, 2021, and filed with the SEC pursuant to Rule 424(b)(4) on June 25, 2021 (File No. 333-256795).

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

333-256795 filed with the SEC on June 4, 2021).

10.1#

Amended and Restated Credit and Security Agreement (Term Loan), dated as of May 10, 2022, by and among Alpha Teknova, Inc. and MidCap Financial Trust, as agent and as a lender, and the additional lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on May 11, 2022).

10.2#

Amended and Restated Credit and Security Agreement (Revolving Loan), dated as of May 10, 2022, by and among Alpha Teknova, Inc. and MidCap Financial Trust, as agent and as a lender, and the additional lenders from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on May 11, 2022).

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

* Filed herewith.

# Non-material schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHA TEKNOVA INC.

Date: May 12, 2022	By:	/s/ STEPHEN GUNSTREAM
Stephen Gunstream
President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2022	By:	/s/ MATTHEW LOWELL
Matthew Lowell
Chief Financial Officer (Principal Financial Officer)