Form 10-Q
period 2022-06-30
Alpha Teknova, Inc.
filed 2022-08-11
CIK 1850902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 8, 2022, the registrant had 28,090,484 shares of common stock, $0.00001 par value per share, outstanding.

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

•
our ability to meet our publicly announced guidance or other expectations about our business;
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
•
our ability to maintain cash and cash equivalents and limit our accounts receivable and credit risk exposure;
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
•
the impact of recent accounting pronouncements on our financial position, results of operations or cash flows;
•
any failure to fully remediate material weaknesses in our internal controls over financial reporting and maintain effective internal controls in the future;
•
the impact of changes to our internal control over financial reporting, other than changes intended to remediate material weaknesses;
•
the impact the novel coronavirus (COVID-19) or any pandemic, epidemic or outbreak of infectious disease, natural disasters, geopolitical unrest, war, terrorism, public health issues or other catastrophic events may have on our business and our ability to actively manage our response to these types of events;
•
our future adoption of critical accounting policies and estimates;
•
our ability to increase the scale and capacity of our manufacturing processes and systems;
•
the impact of increased competition from additional companies entering the market and the availability of more advanced technologies in the market;
•
our ability to hire key personnel;
•
our ability to attract capital on favorable terms;
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
•
the impact of the phase-out of the London Interbank Offered Rate (LIBOR), or the replacement of the LIBOR with a different reference rate, on the interests rates applicable to our financing arrangements;
•
regulatory developments in the United States and other foreign countries;
•
the impact of revenue recognition rules and other factors on our financial results;
•
our ability to obtain, maintain and enforce intellectual property protection for our current and future products, including our ability to protect our trade secrets, trademarks and trade names; and
•
the ongoing expenses associated with being a public company.

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

ALPHA TEKNOVA, INC.

Form 10-Q for the Quarter Ended June 30, 2022

INDEX

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements (Unaudited)	5
	Condensed Statements of Operations and Comprehensive Loss (Unaudited) for the Three and Six Months Ended June 30, 2022 and 2021	5
	Condensed Balance Sheets (Unaudited) at June 30, 2022 and December 31, 2021	6
	Condensed Statements of Convertible and Redeemable Preferred Stock and Stockholders' Equity (Unaudited) for the Three and Six Months Ended June 30, 2022 and 2021	7
	Condensed Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2022 and 2021	9
	Notes to Unaudited Condensed Financial Statements	10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27
PART II.	OTHER INFORMATION	28
Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	65
Item 3.	Defaults Upon Senior Securities	65
Item 4.	Mine Safety Disclosures	65
Item 5.	Other Information	66
Item 6.	Exhibits	66
Signatures		67

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

ALPHA TEKNOVA, INC.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$11,690	$8,313	$22,837	$17,391
Cost of sales	6,443	4,959	12,241	9,012
Gross profit	5,247	3,354	10,596	8,379
Operating expenses:
Research and development	1,929	851	3,942	1,548
Sales and marketing	2,598	904	4,195	1,609
General and administrative	7,059	3,838	14,354	8,002
Amortization of intangible assets	287	287	574	574
Total operating expenses	11,873	5,880	23,065	11,733
Loss from operations	(6,626)	(2,526)	(12,469)	(3,354)
Other income (expenses), net
Interest income (expense), net	28	(304)	15	(296)
Other expense, net	—	(3)	—	(2)
Total other income (expenses), net	28	(307)	15	(298)
Loss before income taxes	(6,598)	(2,833)	(12,454)	(3,652)
Benefit from income taxes	(395)	(583)	(754)	(747)
Net loss	(6,203)	(2,250)	(11,700)	(2,905)
Change in unrealized loss on available-for-sale securities, net of tax	—	-	—	(7)
Comprehensive loss	$(6,203)	$(2,250)	$(11,700)	$(2,912)
Net loss per share—basic and diluted	$(0.22)	$(0.52)	$(0.42)	$(0.73)
Weighted average shares used in computing net loss per share—basic and diluted	28,057,801	4,328,222	28,044,460	3,965,741

The accompanying notes are an integral part of these condensed financial statements.

ALPHA TEKNOVA, INC.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	As of June 30, 2022	As of December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$64,734	$87,518
Accounts receivable, net of allowance for doubtful accounts of $55 thousand and $23 thousand	5,810	4,666
Inventories, net	7,909	5,394
Income taxes receivable	117	1,188
Prepaid expenses and other current assets	1,701	2,438
Total current assets	80,271	101,204
Property, plant and equipment, net	47,258	29,810
Operating right-of-use lease assets	19,154	—
Goodwill	16,613	16,613
Intangible assets, net	18,130	18,704
Other non-current assets	769	180
Total assets	$182,195	$166,511
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,421	$2,248
Accrued liabilities	8,250	5,495
Current portion of operating lease liabilities	2,194	—
Total current liabilities	11,865	7,743
Deferred tax liabilities	2,402	3,153
Other accrued liabilities	233	273
Long-term debt, net	16,818	11,870
Deferred rent	—	269
Long-term operating lease liabilities	17,410	—
Total liabilities	48,728	23,308
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized at June 30, 2022 and December 31, 2021, respectively, zero shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.00001 par value, 490,000,000 shares authorized at June 30, 2022 and December 31, 2021, 28,080,484 and 28,012,017 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	152,705	150,741
Accumulated deficit	(19,238)	(7,538)
Total stockholders’ equity	133,467	143,203
Total liabilities and stockholders’ equity	$182,195	$166,511

The accompanying notes are an integral part of these condensed financial statements.

ALPHA TEKNOVA, INC.

Condensed Statements of Convertible and Redeemable Preferred Stock and Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

	Convertible and Redeemable Preferred Stock		Common Stock		Additional Paid-in	Accumulated other comprehensive	Retained Earnings (Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	income (loss)	Deficit)	Equity
Balance at April 1, 2022	—	$—	28,042,479	$—	$151,583	$—	$(13,035)	$138,548
Stock-based compensation	—	—	—	—	934	—	—	934
Issuance of common stock upon exercise of stock options	—	—	24,770	—	44	—	—	44
Issuance of common stock under employee stock purchase plan	—	—	13,235	—	144	—	—	144
Net loss	—	—	—	—	—	—	(6,203)	(6,203)
Balance at June 30, 2022	—	$—	28,080,484	$—	$152,705	$—	$(19,238)	$133,467

	Convertible and Redeemable Preferred Stock		Common Stock		Additional Paid-in	Accumulated other comprehensive	Retained Earnings (Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	income (loss)	Deficit)	Equity
Balance at April 1, 2021	9,342,092	$35,638	3,599,232	$—	$14,678	$—	$1,610	$16,288
Stock-based compensation	—	—	—	—	302	—	—	302
Accretion of convertible and redeemable preferred stock to redemption value	—	300	—	—	(300)	—	—	(300)
Conversion of convertible and redeemable preferred stock	(9,342,092)	(35,938)	17,512,685	—	35,938	—	—	35,938
Issuance of common stock upon initial public offering, net of issuance costs and underwriting discounts	—	—	6,900,000	—	99,057	—	—	99,057
Net loss	—	—	—	—	—	—	(2,250)	(2,250)
Balance at June 30, 2021	—	$—	28,011,917	$—	$149,675	$—	$(640)	$149,035

The accompanying notes are an integral part of these condensed financial statements.

ALPHA TEKNOVA, INC.

Condensed Statements of Convertible and Redeemable Preferred Stock and Stockholders’ Equity (Continued)

(in thousands, except share data)

(Unaudited)

	Convertible and Redeemable Preferred Stock		Common Stock		Additional Paid-in	Accumulated other comprehensive	Retained Earnings (Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	income (loss)	Deficit)	Equity
Balance at January 1, 2022	—	$—	28,012,017	$—	$150,741	$—	$(7,538)	$143,203
Stock-based compensation	—	—	—	—	1,721	—	—	1,721
Issuance of common stock upon exercise of stock options	—	—	55,232	—	99	—	—	99
Issuance of common stock under employee stock purchase plan	—	—	13,235	—	144	—	—	144
Net loss	—	—	—	—	—	—	(11,700)	(11,700)
Balance at June 30, 2022	—	$—	28,080,484	$—	$152,705	$—	$(19,238)	$133,467

	Convertible and Redeemable Preferred Stock		Common Stock		Additional Paid-in	Accumulated other comprehensive	Retained Earnings (Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	income (loss)	Deficit)	Equity
Balance at January 1, 2021	9,342,092	$35,638	3,599,232	$—	$14,495	$7	$2,265	$16,767
Stock-based compensation	—	—	—	—	485	—	—	485
Unrealized loss on available-for-sale securities	—	—	—	—	—	(7)	—	(7)
Accretion of convertible and redeemable preferred stock to redemption value	—	300	—	—	(300)	—	—	(300)
Conversion of convertible and redeemable preferred stock	(9,342,092)	(35,938)	17,512,685	—	35,938	—	—	35,938
Issuance of common stock upon initial public offering, net of issuance costs and underwriting discounts	—	—	6,900,000	—	99,057	—	—	99,057
Net loss	—	—	—	—	—	—	(2,905)	(2,905)
Balance at June 30, 2021	—	$—	28,011,917	$—	$149,675	$—	$(640)	$149,035

The accompanying notes are an integral part of these condensed financial statements.

ALPHA TEKNOVA, INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2022	2021
Operating activities:
Net loss	$(11,700)	$(2,905)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	32	231
Inventory reserve	(8)	699
Depreciation and amortization	1,543	1,352
Stock-based compensation	1,721	485
Deferred taxes	(751)	(747)
Amortization of debt financing costs	99	46
Non-cash lease expense	181	49
Other	—	(6)
Changes in operating assets and liabilities:
Accounts receivable	(1,176)	334
Inventories	(2,507)	(997)
Income taxes receivable	1,071	(221)
Prepaid expenses and other current assets	737	418
Accounts payable	(278)	(33)
Accrued liabilities	626	205
Other	(629)	(60)
Cash used in operating activities	(11,039)	(1,150)
Investing activities:
Purchase of property, plant and equipment	(16,837)	(8,558)
Proceeds from loan to related party	—	529
Proceeds on sales of short-term marketable securities	—	1,132
Proceeds from maturities of short-term marketable securities	—	695
Cash used in investing activities	(16,837)	(6,202)
Financing activities:
Proceeds from long-term debt	5,135	11,889
Payment of debt issuance costs	(151)	(153)
Payment of exit fee costs	(135)	—
Payment of costs related to initial public offering	—	(2,349)
Proceeds from initial public offering, net of underwriters’ commissions and discounts	—	102,672
Proceeds from exercise of stock options	99	—
Proceeds from issuance of common stock under employee stock purchase plan	144	—
Cash provided by financing activities	5,092	112,059
Change in cash and cash equivalents	(22,784)	104,707
Cash and cash equivalents at beginning of period	87,518	3,315
Cash and cash equivalents at end of period	$64,734	$108,022
Supplemental cash flow disclosures:
Income taxes paid	$—	$—
Interest paid, net of amounts capitalized	$—	$194
Capitalized property, plant and equipment included in accounts payable and accrued liabilities	$3,668	$929
Issuance costs for initial public offering included in accounts payable and accrued liabilities	$—	$1,266
Conversion of convertible and redeemable preferred stock into common stock	$—	$35,938
Accretion of convertible and redeemable preferred stock to redemption value	$—	$300
Recognition of operating right-of-use lease asset	$20,318	$—
Recognition of operating lease liabilities	$20,587	$—

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

These unaudited condensed financial statements should be read in conjunction with the Company's audited financial statements and the related notes thereto as of and for the year ended December 31, 2021, included in the Company's Annual Report on Form 10-K filed with the SEC on March 18, 2022 (the 2021 Annual Report on Form 10-K). Refer to "Notes to Financial Statements—Note 2. Summary of Significant Accounting Policies," within the 2021 Annual Report on Form 10-K for a full list of the Company's significant accounting policies. The information in those notes has not changed except as a result of normal adjustments in the interim periods.

Teknova has determined that it operates in one reporting unit, one operating segment, and one reportable segment, as the chief operating decision maker of the Company reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.

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

Effective January 1, 2022, the Company adopted ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removed certain exceptions to the general principles in Accounting Standards Codification (ASC) 740 and clarified and amended certain guidance to promote consistent application. The adoption of this standard did not have a significant impact on the Company's condensed financial statements.

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

Teknova’s revenue, disaggregated by business line, was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Lab Essentials	$8,393	$6,456	$15,368	$13,246
Clinical Solutions	2,943	1,593	6,755	2,664
Sample Transport	—	37	6	961
Other	354	227	708	520
Total revenue	$11,690	$8,313	$22,837	$17,391

Teknova’s revenue, disaggregated by geographic region, was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
United States	$11,285	$8,061	$22,105	$16,776
International	405	252	732	615
Total revenue	$11,690	$8,313	$22,837	$17,391

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

Customers

Customers who accounted for 10% or more of the Company's revenues and outstanding balance of accounts receivable are presented as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		As of	As of
	2022	2021	2022	2021	June 30, 2022	December 31, 2021
Distributor customer A	*	10%	*	*	12%	16%
Distributor customer B	14%	19%	13%	17%	16%	10%
Direct customer A	*	*	*	*	*	12%

* Represents less than 10%.

The Company's customers that are distributors, as opposed to direct customers, represent highly diversified customer bases.

Suppliers

Suppliers who accounted for 10% or more of the Company's inventory purchases and outstanding balance of accounts payable are presented as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		As of	As of
	2022	2021	2022	2021	June 30, 2022	December 31, 2021
Distributor supplier A	39%	32%	35%	36%	23%	20%
Direct supplier A	*	*	12%	*	*	*
Direct supplier B	16%	10%	14%	*	14%	*
Direct supplier C	*	16%	*	14%	*	*

* Represents less than 10%.

Note 5. Inventories, Net

Inventories consist of the following (in thousands):

	As of June 30, 2022	As of December 31, 2021
Finished goods, net	$5,001	$3,172
Work in process	109	105
Raw materials, net	2,799	2,117
Total inventories, net	$7,909	$5,394

Note 6. Property, Plant and Equipment, Net

Property, plant and equipment consist of the following (in thousands):

	As of June 30, 2022	As of December 31, 2021
Machinery and equipment	$11,503	$9,942
Office furniture and equipment	659	649
Vehicles	70	70
Leasehold improvements	2,848	2,805
	15,080	13,466
Less—Accumulated depreciation	(3,413)	(2,473)
	11,667	10,993
Construction in progress	35,591	18,817
Total property, plant and equipment, net	$47,258	$29,810

For the three months ended June 30, 2022 and 2021, depreciation expense was approximately $0.5 million and $0.4 million, respectively. For the six months ended June 30, 2022 and 2021, depreciation expense was approximately $1.0 million and $0.8 million, respectively.

Teknova capitalizes interest on funds borrowed to finance its capital expenditures. Capitalized interest is recorded as part of an asset’s cost and depreciated over the asset’s useful life. For the three months ended June 30, 2022 and 2021, capitalized interest costs were $0.3 million and zero, respectively. For the six months ended June 30, 2022 and 2021, capitalized interest costs were $0.6 million and zero, respectively.

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

Operating lease expense was $0.8 million and $1.6 million for the three and six months ended June 30, 2022, respectively. Rent expense for the three and six months ended June 30, 2021 was $0.5 million and $0.9 million, respectively. Cash paid for amounts included in the measurement of the lease liabilities was $0.7 million and $1.4 for the three and six months ended June 30, 2022, respectively. The weighted-average discount rate is 4.1% and the weighted-average remaining lease term is 8.1 years as of June 30, 2022.

Maturities of operating lease liabilities at June 30, 2022 is as follows (in thousands):

Amount
Remainder of 2022	$1,442
2023	3,016
2024	3,009
2025	2,769
2026	2,724
Thereafter	10,194
Total lease payments	23,154
Less: imputed interest	(3,550)
Present value of lease liabilities	$19,604

Note 8. Goodwill and Intangible Assets, Net

There were no changes in the carrying amount of goodwill during the three and six months ended June 30, 2022 and 2021, respectively.

The following is a summary of intangible assets with definite and indefinite lives (in thousands):

	Balance at June 30, 2022			Balance at December 31, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Definite Lived:
Customer relationships	$9,180	$3,969	$5,211	$9,180	$3,395	$5,785
Indefinite Lived:
Tradename	12,919	—	12,919	12,919	—	12,919
Total intangible assets	$22,099	$3,969	$18,130	$22,099	$3,395	$18,704

For the three months ended June 30, 2022 and 2021, amortization expense was approximately $0.3 million and $0.3 million, respectively. For the six months ended June 30, 2022 and 2021, amortization expense was approximately $0.6 million and $0.6 million, respectively.

As of June 30, 2022, the remaining weighted-average useful life of definite lived intangible assets is 4.5 years. The estimated future amortization expense of intangible assets with definite lives is as follows (in thousands):

Amount
Remainder of 2022	$574
2023	1,148
2024	1,148
2025	1,148
2026	1,148
Thereafter	45
Estimated future amortization expense of definite-lived intangible assets	$5,211

Note 9. Accrued Liabilities

Accrued liabilities were comprised of the following (in thousands):

	As of June 30, 2022	As of December 31, 2021
Payroll-related	$2,490	$2,818
Property, plant and equipment	3,457	1,446
Deferred revenue	941	200
Other	1,362	1,031
Total current accrued liabilities	$8,250	$5,495

Note 10. Long-Term Debt, Net

On May 10, 2022, the Company entered into the Amended and Restated Credit and Security Agreement (Term Loan) as borrower, with MidCap Financial Trust (MidCap), as agent and lender, and the additional lenders from time to time party thereto (the Amended Term Loan Credit Agreement) and the Amended and Restated Credit and Security Agreement (Revolving Loan) as borrower, with MidCap as agent and lender, and the additional lenders from time to time party thereto (the Amended Revolving Loan Credit Agreement, together with the Amended Term Loan Credit Agreement, the Amended Credit Agreement). The Amended Credit Agreement provides for a $57.135 million credit facility (the Amended Credit Facility) consisting of a $52.135 million senior secured term loan (the Amended Term Loan) and a $5.0 million working capital facility (the Amended Revolver). The Amended Term Loan consists of the $12.0 million balance made available in 2021 under the previous credit facility and an additional $40.135 million, staged such that $5.135 million was funded upon closing of the Amended Credit Agreement, an additional $5.0 million will be funded on October 31, 2022, $10.0 million is available in the first half of 2023, $10.0 million is available in the second half of 2023 and $10.0 million is available in the first half of 2024, with the borrowing in the second half of 2023 and in the first half of 2024 being contingent upon achieving trailing twelve months of Clinical Solutions revenue of $15.0 million and $19.0 million, respectively, and liquidity requirements (as defined in the Amended Credit Agreement) of $10.0 million and $15.0 million, respectively. The maximum loan amount under the Amended Revolver is $5.0 million, and the Company may request the lenders to increase such amount up to $15.0 million. Borrowings on the Amended Revolver are limited in accordance with a borrowing base calculation.

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

The maturity date of the Amended Credit Facility is May 1, 2027. On the date of termination of the Amended Term Loan or the date on which the obligations under the Amended Term Loan become due and payable in full, the Company will pay an exit fee in an amount equal to five percent of the total aggregate principal amount of term loans made pursuant to the Amended Term Loan as of such date. The Amended Credit Agreement contains a financial covenant based upon a trailing twelve months of net revenue, including a requirement of $42.5 million in the twelve months ending December 31, 2022. We are currently working with our lender to amend certain financial covenants applicable to the Amended Term Loan and the Amended Revolver to take account of our revised revenue outlook for 2022. However, we can make no assurances that such amendments will be agreed by our lender.

Long-term debt, net consists of the following (in thousands):

	As of June 30, 2022	As of December 31, 2021
Long-term debt	$17,135	$12,000
Cumulative accretion of exit fee	24	90
Unamortized debt discount and debt issuance costs	(341)	(220)
Long-term debt, net	$16,818	$11,870

At June 30, 2022, the scheduled maturities of the Company's debt obligations were as follows (in thousands):

Amount
Remainder of 2022	$—
2023	—
2024	—
2025	5,712
2026	8,567
Thereafter	2,856
Total	$17,135

As of June 30, 2022, the fair value of the Company's long-term debt approximates its carrying value. The fair value of the Company's long-term debt was based on observable market inputs (Level 2).

Note 11. Stock-Based Compensation

Employee Stock Incentive Plan

The Company maintains a stock incentive plan, which permits the granting of incentive stock options or nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, and other stock-based awards. The equity-based awards will vest over a four-year period for all employees. The initial equity-based awards granted to the Company’s non-employee, independent directors upon appointment to the board of directors will vest over a three-year period and the annual equity-based awards granted to the Company’s non-employee, independent directors granted thereafter will cliff vest after one year from the date of grant.

Stock Options

The following table summarizes the stock option activity for the six months ended June 30, 2022 (in thousands, except share and per share data):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2022	2,764,112	$4.63	8.69	$45,280
Granted	916,150	$14.98
Exercised	(55,232)	$1.79
Cancelled or forfeited	(108,969)	$10.09
Outstanding at June 30, 2022	3,516,061	$7.20	8.54	$15,798
Exercisable at June 30, 2022	1,068,360	$2.62	8.20	$6,946
Vested and expected to vest at June 30, 2022	3,231,379	$7.80	8.72	$13,536

The weighted average assumptions used in the Black-Scholes pricing model for stock options granted during the three and six months ended June 30, 2022 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Estimated dividend yield	-%	-%	-%	-%
Weighted-average expected stock price volatility	33.47%	33.86%	33.14%	35.28%
Weighted-average risk-free interest rate	2.90%	1.05%	2.09%	0.91%
Expected average term of options (in years)	6.25	5.85	6.25	5.92
Weighted-average fair value of common stock	$14.11	$16.00	$14.98	$15.23
Weighted-average fair value per option	$5.44	$5.42	$5.48	$4.52

Restricted Stock

The following table summarizes the restricted stock unit activity for the six months ended June 30, 2022 (in thousands, except share and per share data):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at January 1, 2022	—	$—
Granted	28,071	$7.43
Vested	—	$—
Forfeited	—	$—
Outstanding at June 30, 2022	28,071	$7.43

Employee Stock Purchase Plan

The Company also maintains an employee stock purchase plan (ESPP) that authorizes the issuance of shares of common stock pursuant to purchase rights granted to eligible employees. Unless otherwise determined by the Company’s board of directors, shares of the Company’s common stock will be purchased for the accounts of employees participating in the Company’s ESPP at a price per share equal to the lesser of (i) 85% of the fair market value of a share of the Company’s common stock on the first day of an offering; or (ii) 85% of the fair market value of a share of the Company’s common stock on the date of purchase. The Company issued 13,235 shares of common stock under the ESPP during the three and six months ended June 30, 2022.

Stock-Based Compensation Expense

Stock-based compensation expense included in the accompanying condensed financial statements was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Cost of sales	$44	$—	$63	$—
Research and development	48	50	113	77
Sales and marketing	126	30	225	52
General and administrative	716	222	1,320	356
Total stock-based compensation expense	$934	$302	$1,721	$485

Stock-based compensation expense related to stock options was $0.9 million and $0.3 million for the three months ended June 30, 2022 and 2021, respectively and $1.7 million and $0.5 million for the six months ended June 30, 2022 and 2021, respectively. Unrecognized compensation expense related to stock options was $11.1 million at June 30, 2022, which is expected to be recognized as expense over the weighted-average period of 3.19 years.

Stock-based compensation expense related to restricted stock units was not significant for the three and six months ended June 30, 2022 and 2021. Unrecognized compensation expense related to restricted stock units was $0.2 million at June 30, 2022, which is expected to be recognized as expense over the weighted-average period of 0.92 years.

Stock-based compensation expense related to the ESPP was not significant for the three and six months ended June 30, 2022 and 2021. Total compensation cost related to the ESPP not yet recognized also was not significant. As of June 30, 2022, an insignificant amount has been withheld on behalf of employees for future purchase under the ESPP.

Note 12. Income Taxes

For the three months ended June 30, 2022 and 2021, the Company recorded an income tax benefit of $0.4 million and $0.6 million, respectively. The effective tax rates for the three months ended June 30, 2022 and 2021 was 6.0% and 20.6%, respectively. The effective tax rates differ from the federal statutory rate primarily due to losses not expected to be benefitted.

For the six months ended June 30, 2022 and 2021, the Company recorded an income tax benefit of $0.8 million and $0.7 million, respectively. The effective tax rates for the six months ended June 30, 2022 and 2021 was 6.1% and 20.5%, respectively. The effective tax rates differ from the federal statutory rate primarily due to losses not expected to be benefitted.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(6,203)	$(2,250)	$(11,700)	$(2,905)
Weighted average shares used in computing net loss per share—basic and diluted	28,057,801	4,328,222	28,044,460	3,965,741
Net loss per share—basic and diluted	$(0.22)	$(0.52)	$(0.42)	$(0.73)

The following is a summary of the Company's common stock equivalents for the securities outstanding during the respective periods that have been excluded from the computation of diluted net loss per common share, as their effect would be anti-dilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Employee share-based awards to purchase common stock	3,818,283	2,446,307	3,620,794	2,349,100
Convertible Series A preferred stock	—	9,136,771	—	9,238,864
Total	3,818,283	11,583,078	3,620,794	11,587,964

Note 14. Related Parties

The Company has identified the following as related parties through common control: Meeches LLC (Meeches) and Thomas E. Davis, LLC (TED LLC). Meeches is controlled by Ted Davis and Irene Davis, founders and current directors, and greater than five percent stockholders of the Company. TED, LLC is also controlled by Ted Davis.

The Company leased certain real property and had a related party note receivable totaling $0.5 million, which was received during the three months ended March 31, 2021. The Company leases certain real property from Meeches and did not have any outstanding balances owed to Meeches as of June 30, 2022 or December 31, 2021. For the three months ended June 30, 2022 and 2021, the Company paid Meeches $0.1 million and $0.1 million, respectively. For the six months ended June 30, 2022 and 2021, the Company paid Meeches $0.2 million and $0.1 million, respectively.

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

We generated revenue of $11.7 million during the three months ended June 30, 2022, which represents an increase of $3.4 million as compared to revenue of $8.3 million during the three months ended June 30, 2021. For the three months ended June 30, 2022 and 2021, only 3.5% and 3.0%, respectively, of our revenue was generated from customers located outside of the United States. We generated revenue of $22.8 million during the six months ended June 30, 2022, which represents an increase of $5.4 million as compared to revenue of $17.4 million during the six months ended June 30, 2021. For the six months ended June 30, 2022 and 2021, only 3.2% and 3.5%, respectively, of our revenue was generated from customers located outside of the United States. Our sales outside of the United States are denominated in U.S. Dollars.

We had an operating loss of $6.6 million during the three months ended June 30, 2022, compared to an operating loss of $2.5 million during the three months ended June 30, 2021. We had an operating loss of $12.5 million during the six months ended June 30, 2022, compared to an operating loss of $3.4 million during the six months ended June 30, 2021. We expect our expenses will continue to increase in future periods in connection with our ongoing activities as we:

•
attract, hire and retain qualified personnel;
•
invest in processes and infrastructure to enable manufacturing automation and expand capacity;
•
develop new products and services and create intellectual property;
•
build our brand and market, and sell new and existing products and services; and
•
potentially acquire businesses or technologies to accelerate the growth of our business.

We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including the impact on our customers, employees, suppliers, business partners, and distribution channels. We are unable to predict the impact that the COVID-19 pandemic will have on our customers, employees, suppliers, business partners, and distribution channels, future financial position and operating results due to numerous uncertainties; however, any material effect on these factors could adversely impact us.

Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, rising inflation, supply chain constraints, as well as other unanticipated consequences remain unknown.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and Three Months Ended June 30, 2021

The following tables set forth our results of operations for the three months ended June 30, 2022 and 2021 (dollars in thousands):

	For the Three Months Ended June 30,
	2022	2021	$ Change	% Change
Revenue	$11,690	$8,313	$3,377	40.6%
Cost of sales	6,443	4,959	1,484	29.9%
Gross profit	5,247	3,354	1,893	56.4%
Operating expenses:
Research and development	1,929	851	1,078	126.7%
Sales and marketing	2,598	904	1,694	187.4%
General and administrative	7,059	3,838	3,221	83.9%
Amortization of intangible assets	287	287	—	—
Total operating expenses	11,873	5,880	5,993	101.9%
Loss from operations	(6,626)	(2,526)	(4,100)	162.3%
Other income (expenses), net
Interest income (expense), net	28	(304)	332	(109.2)%
Other expense, net	—	(3)	3	(100.0)%
Total other income (expenses), net	28	(307)	335	(109.1)%
Loss before income taxes	(6,598)	(2,833)	(3,765)	132.9%
Benefit from income taxes	(395)	(583)	188	(32.2)%
Net loss	$(6,203)	$(2,250)	$(3,953)	175.7%

Revenue

Our revenue disaggregated by product category for the three months ended June 30, 2022 and 2021 was as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2022	2021	$ Change	% Change
Lab Essentials	$8,393	$6,456	$1,937	30.0%
Clinical Solutions	2,943	1,593	1,350	84.7%
Sample Transport	—	37	(37)	(100.0)%
Other	354	227	127	55.9%
Total revenue	$11,690	$8,313	$3,377	40.6%

Total revenue was $11.7 million for the three months ended June 30, 2022, and $8.3 million for the three months ended June 30, 2021.

Lab Essentials revenue was $8.4 million for the three months ended June 30, 2022, an increase of $1.9 million, or 30.0%, compared to $6.5 million for the three months ended June 30, 2021. The growth in Lab Essentials revenue was primarily attributable to higher average revenue per customer and, to a somewhat lesser extent, to an increased number of customers.

Clinical Solutions revenue was $2.9 million for the three months ended June 30, 2022, an increase of $1.4 million, or 84.7%, compared to $1.6 million for the three months ended June 30, 2021. The increase in Clinical Solutions revenue was primarily attributable to higher average revenue per customer and, to a lesser extent, to an increased number of customers.

Sample Transport revenue was not significant for the three months ended June 30, 2022 and 2021, respectively. Beginning in early 2021 there was a decline in market demand for COVID-19 testing and an increase in market supply of sample transport products. As a result, in 2021, we decided to cease production of sample transport medium and no longer market those products.

Our revenue disaggregated by geographic region, for the three months ended June 30, 2022 and 2021 was as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2022	2021	$ Change	% Change
United States	$11,285	$8,061	$3,224	40.0%
International	405	252	153	60.7%
Total revenue	$11,690	$8,313	$3,377	40.6%

Revenue from sales to customers in the U.S. was $11.3 million for the three months ended June 30, 2022, and $8.1 million for the three months ended June 30, 2021. Revenue from U.S. sales was consistent period over period, representing 96.5% and 97.0% of our total revenue during the three months ended June 30, 2022 and 2021, respectively.

Revenue from sales to customers in markets outside of the U.S. was $0.4 million for the three months ended June 30, 2022, and $0.3 million for the three months ended June 30, 2021. Revenue from international sales was also consistent, representing 3.5% and 3.0% of our total revenue during the three months ended June 30, 2022 and 2021, respectively.

Gross profit

Our gross profit for the three months ended June 30, 2022 and 2021 was as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2022	2021	$ Change	% Change
Cost of sales	$6,443	$4,959	$1,484	29.9%
Gross profit	5,247	3,354	1,893	56.4%
Gross profit %	44.9%	40.3%

Gross profit percentage was 44.9% for the three months ended June 30, 2022, and 40.3% for the three months ended June 30, 2021. The increase in gross profit percentage for the three months ended June 30, 2022, was primarily driven by a $0.7 million reserve taken against Sample Transport inventory during the three months ended June 30, 2021, partially offset by higher labor costs.

Operating expenses

Our operating expenses for the three months ended June 30, 2022 and 2021 were as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2022	2021	$ Change	% Change
Research and development	$1,929	$851	$1,078	126.7%
Sales and marketing	2,598	904	1,694	187.4%
General and administrative	7,059	3,838	3,221	83.9%
Amortization of intangible assets	287	287	—	—
Total operating expenses	$11,873	$5,880	$5,993	101.9%

Research and development expenses were $1.9 million for the three months ended June 30, 2022, and $0.9 million for the three months ended June 30, 2021. The increase was primarily driven by additional headcount, supplies, and professional fees to support our new product and process development efforts.

Sales and marketing expenses were $2.6 million for the three months ended June 30, 2022, and $0.9 million for the three months ended June 30, 2021. The increase was primarily driven by additional headcount to develop our commercial presence and improve customer support, as well as higher marketing expenses.

General and administrative expenses were $7.1 million for the three months ended June 30, 2022, and $3.8 million for the three months ended June 30, 2021. The increase was primarily driven by additional headcount, professional fees, stock-based compensation, and insurance expenses incurred to build the infrastructure necessary to support our growth strategy.

Other income (expenses), net

Our other income (expenses), net for the three months ended June 30, 2022 and 2021 were as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2022	2021	$ Change	% Change
Interest income (expense), net	$28	$(304)	$332	(109.2)%
Other expense, net	—	(3)	3	(100.0)%
Total other income (expenses), net	$28	$(307)	$335	(109.1)%

Total other income (expenses), net were not significant for the three months ended June 30, 2022, as we capitalized $0.3 million of interest during the period. For the three months ended June 30, 2021, total other expenses were $0.3 million, which primarily related to interest expense related to our long-term debt agreement entered into in late March 2021.

Benefit from income taxes

Our benefit from income taxes for the three months ended June 30, 2022 and 2021 was as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2022	2021	$ Change	% Change
Benefit from income taxes	$(395)	$(583)	$188	(32.2)%
Effective tax rate	6.0%	20.6%

Our benefit from income taxes was $0.4 million for the three months ended June 30, 2022, which was primarily due to a federal deferred tax benefit from losses in that period. Our benefit from income taxes was $0.6 million for the three months ended June 30, 2021. The decrease in our benefit from income taxes for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, was attributable to operating losses not expected to be benefitted.

Comparison of the Six Months Ended June 30, 2022 and Six Months Ended June 30, 2021

The following tables set forth our results of operations for the six months ended June 30, 2022 and 2021 (dollars in thousands):

	For the Six Months Ended June 30,
	2022	2021	$ Change	% Change
Revenue	$22,837	$17,391	$5,446	31.3%
Cost of sales	12,241	9,012	3,229	35.8%
Gross profit	10,596	8,379	2,217	26.5%
Operating expenses:
Research and development	3,942	1,548	2,394	154.7%
Sales and marketing	4,195	1,609	2,586	160.7%
General and administrative	14,354	8,002	6,352	79.4%
Amortization of intangible assets	574	574	—	—
Total operating expenses	23,065	11,733	11,332	96.6%
Loss from operations	(12,469)	(3,354)	(9,115)	271.8%
Other income (expenses), net
Interest income (expense), net	15	(296)	311	(105.1)%
Other expense, net	—	(2)	2	(100.0)%
Total other income (expenses), net	15	(298)	313	(105.0)%
Loss before income taxes	(12,454)	(3,652)	(8,802)	241.0%
Benefit from income taxes	(754)	(747)	(7)	0.9%
Net loss	$(11,700)	$(2,905)	$(8,795)	302.8%

Revenue

Our revenue disaggregated by product category for the six months ended June 30, 2022 and 2021 was as follows (dollars in thousands):

	For the Six Months Ended June 30,
	2022	2021	$ Change	% Change
Lab Essentials	$15,368	$13,246	$2,122	16.0%
Clinical Solutions	6,755	2,664	4,091	153.6%
Sample Transport	6	961	(955)	(99.4)%
Other	708	520	188	36.2%
Total revenue	$22,837	$17,391	$5,446	31.3%

Total revenue was $22.8 million for the six months ended June 30, 2022, and $17.4 million for the six months ended June 30, 2021.

Lab Essentials revenue was $15.4 million for the six months ended June 30, 2022, an increase of $2.1 million, or 16.0%, compared to $13.2 million for the six months ended June 30, 2021. The growth in Lab Essentials revenue was primarily attributable to an increased number of customers and, to a somewhat lesser extent, to higher average revenue per customer.

Clinical Solutions revenue was $6.8 million for the six months ended June 30, 2022, an increase of $4.1 million, or 153.6%, compared to $2.7 million for the six months ended June 30, 2021. The increase in Clinical Solutions revenue was primarily attributable to higher average revenue per customer and, to a lesser extent, to an increased number of customers.

Sample Transport revenue was not significant for the six months ended June 30, 2022, compared to $1.0 million for the six months ended June 30, 2021. The decline in Sample Transport revenue was due to the decline in market demand for COVID-19 testing and an increase in market supply of sample transport products, each of which began in early 2021. As a result, in 2021, we decided to cease production of sample transport medium and no longer market those products.

Our revenue disaggregated by geographic region, for the six months ended June 30, 2022 and 2021 was as follows (dollars in thousands):

	For the Six Months Ended June 30,
	2022	2021	$ Change	% Change
United States	$22,105	$16,776	$5,329	31.8%
International	732	615	117	19.0%
Total revenue	$22,837	$17,391	$5,446	31.3%

Revenue from sales to customers in the U.S. was $22.1 million for the six months ended June 30, 2022, and $16.8 million for the six months ended June 30, 2021. Revenue from U.S. sales was consistent period over period, representing 96.8% and 96.5% of our total revenue during the six months ended June 30, 2022 and 2021, respectively.

Revenue from sales to customers in markets outside of the U.S. was $0.7 million for the six months ended June 30, 2022, and $0.6 million for the six months ended June 30, 2021. Revenue from international sales was also consistent, representing 3.2% and 3.5% of our total revenue during the six months ended June 30, 2022 and 2021, respectively.

Gross profit

Our gross profit for the six months ended June 30, 2022 and 2021 was as follows (dollars in thousands):

	For the Six Months Ended June 30,
	2022	2021	$ Change	% Change
Cost of sales	$12,241	$9,012	$3,229	35.8%
Gross profit	10,596	8,379	2,217	26.5%
Gross profit %	46.4%	48.2%

Gross profit percentage was 46.4% for the six months ended June 30, 2022, and 48.2% for the six months ended June 30, 2021. The decrease in gross profit percentage for the six months ended June 30, 2022, was primarily driven by higher labor costs, partially offset by a $0.7 million reserve taken against Sample Transport inventory during the six months ended June 30, 2021.

Operating expenses

Our operating expenses for the six months ended June 30, 2022 and 2021 were as follows (dollars in thousands):

	For the Six Months Ended June 30,
	2022	2021	$ Change	% Change
Research and development	$3,942	$1,548	$2,394	154.7%
Sales and marketing	4,195	1,609	2,586	160.7%
General and administrative	14,354	8,002	6,352	79.4%
Amortization of intangible assets	574	574	—	—
Total operating expenses	$23,065	$11,733	$11,332	96.6%

Research and development expenses were $3.9 million for the six months ended June 30, 2022, and $1.5 million for the six months ended June 30, 2021. The increase was primarily driven by additional headcount, supplies, and professional fees to support our new product and process development efforts.

Sales and marketing expenses were $4.2 million for the six months ended June 30, 2022, and $1.6 million for the six months ended June 30, 2021. The increase was primarily driven by additional headcount to develop our commercial presence and improve customer support, as well as higher marketing expenses.

General and administrative expenses were $14.4 million for the six months ended June 30, 2022, and $8.0 million for the six months ended June 30, 2021. The increase was primarily driven by additional headcount as well as professional fees, stock-based compensation, and insurance expense incurred to build the infrastructure necessary to support our growth strategy.

Other income (expenses), net

Our other income (expenses), net for the six months ended June 30, 2022 and 2021 was as follows (dollars in thousands):

	For the Six Months Ended June 30,
	2022	2021	$ Change	% Change
Interest income (expense), net	$15	$(296)	$311	(105.1)%
Other expense, net	—	(2)	2	(100.0)%
Total other income (expenses), net	$15	$(298)	$313	(105.0)%

Total other income (expenses), net were not significant for the six months ended June 30, 2022, as we capitalized $0.6 million of interest during the period. For the six months ended June 30, 2021, total other expenses were $0.3 million, which primarily related to interest expense.

Benefit from income taxes

Our benefit from income taxes for the six months ended June 30, 2022 and 2021 was as follows (dollars in thousands):

	For the Six Months Ended June 30,
	2022	2021	$ Change	% Change
Benefit from income taxes	$(754)	$(747)	$(7)	0.9%
Effective tax rate	6.1%	20.5%

Our benefit from income taxes was $0.8 million for the six months ended June 30, 2022, which was primarily due to a federal deferred tax benefit from losses in that period. Our benefit from income taxes was $0.7 million for the six months ended June 30, 2021. The increase in our benefit from income taxes for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, was attributable to an increase in operating loss.

Liquidity and Capital Resources

Our principal liquidity requirements are to fund our operations (which includes, but is not limited to, maintaining sufficient levels of inventory to meet the anticipated demand of our customers) and our capital expenditures, including the expansion of our manufacturing operations such as the construction of a new manufacturing, warehouse, and distribution facilities in Hollister, California. The primary source of financing for our operations was our initial public offering (IPO), which we completed in June 2021, and resulted in net proceeds to us of $99.1 million, after deducting underwriting discounts and commissions of $7.7 million and offering expenses of $3.6 million. As of June 30, 2022, we had $68.4 million in net working capital, which included $64.7 million in cash and cash equivalents.

In addition to our existing cash and cash equivalents balance, our principal source of liquidity is our credit facility as described below in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility.”

To facilitate our expected growth, we may also lease or purchase additional office, manufacturing, warehouse, and/or distribution facilities. See “Notes to Financial Statements—Note 7—Leases." We expect to continue to make investments as we expand our operations and increase capacity. In particular, we are building a new manufacturing facility in Hollister, California, which we expect to be a significant use of cash over the next 6 to 12 months. We are carrying the majority of these fixed assets as construction in progress on our balance sheet until parts of the facility are put into service. These uses of cash are not reasonably likely to result in material changes in the Company’s liquidity. The Company may also use its liquidity to pursue potential acquisitions that further or accelerate its strategy.

Credit Facility

On May 10, 2022, the Company entered into the Amended and Restated Credit and Security Agreement (Term Loan) as borrower, with MidCap Financial Trust (MidCap), as agent and lender, and the additional lenders from time to time party thereto (the Amended Term Loan Credit Agreement) and the Amended and Restated Credit and Security Agreement (Revolving Loan) as borrower, with MidCap as agent and lender, and the additional lenders from time to time party thereto (the Amended Revolving Loan Credit Agreement, together with the Amended Term Loan Credit Agreement, the Amended Credit Agreement). The Amended Credit Agreement provides for a $57.135 million credit facility (the Amended Credit Facility) consisting of a $52.135 million senior secured term loan (the Amended Term Loan) and a $5.0 million working capital facility (the Amended Revolver). The Amended Term Loan consists of the $12.0 million balance made available in 2021 under the previous credit facility and an additional $40.135 million, staged such that $5.135 million was funded upon closing of the Amended Credit Agreement, an additional $5.0 million will be funded on October 31, 2022, $10.0 million is available in the first half of 2023, $10.0 million is available in the second half of 2023 and $10.0 million is available in the first half of 2024, with the borrowing in the second half of 2023 and in the first half of 2024 being contingent upon achieving trailing twelve months of Clinical Solutions revenue of $15.0 million and $19.0 million, respectively, and liquidity requirements (as defined in the Amended Credit Agreement) of $10.0 million and $15.0 million, respectively. The maximum loan amount under the Amended Revolver is $5.0 million, and the Company may request the lenders to increase such amount up to $15.0 million. Borrowings on the Amended Revolver are limited in accordance with a borrowing base calculation.

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

The maturity date of the Amended Credit Facility is May 1, 2027. On the date of termination of the Amended Term Loan or the date on which the obligations under the Amended Term Loan become due and payable in full, the Company will pay an exit fee in an amount equal to five percent of the total aggregate principal amount of term loans made pursuant to the Amended Term Loan as of such date. The Amended Credit Agreement contains a financial covenant based upon a trailing twelve months of net revenue, including a requirement of $42.5 million in the twelve months ending December 31, 2022.

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

We are currently working with our lender to amend certain financial covenants applicable to the Amended Term Loan and the Amended Revolver to take account of our revised revenue outlook for 2022. However, we can make no assurances that such amendments will be agreed by our lender. If we breach a financial covenant of a credit agreement, then substantially all our outstanding debt could become due, and our credit agreements could be terminated, which could have a material adverse impact on our operations and liquidity. To meet the Company’s future working capital needs, the Company may need to raise additional debt or equity financing. While the Company has implemented a plan to control its expenses and to satisfy its obligations under the Amended Credit Facility throughout the one year period from the date of issuance of these interim financial statements, the Company cannot guarantee that it will be able to maintain compliance with its loan agreements, raise additional equity, contain expenses, or increase revenue.

The following table sets forth, for the periods indicated, net cash flows used in operating activities, used in investing activities, and provided by financing activities (in thousands):

	For the Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(11,039)	$(1,150)
Net cash used in investing activities	(16,837)	(6,202)
Net cash provided by financing activities	5,092	112,059
Net (decrease) increase in cash and cash equivalents	$(22,784)	$104,707

Operating Activities

Net cash used in operating activities consists primarily of net loss adjusted for certain non-cash items (including depreciation and amortization, bad debt expense, deferred taxes, loss on disposal of property, plant and equipment, inventory reserve, amortization of debt issuance costs, and stock-based compensation expense), and the effect of changes in working capital and other activities.

Net cash used in operating activities was $11.0 million for the six months ended June 30, 2022, which primarily consisted of net loss of $11.7 million plus net adjustments for non-cash charges of $2.8 million, offset by net changes in operating assets and liabilities of $2.2 million. The primary non-cash adjustments to net loss included $1.5 million of depreciation and amortization and $1.7 million of stock-based compensation, partially offset by $0.8 million in deferred taxes. Net cash used in changes in operating assets and liabilities consisted primarily of a $1.2 million increase in accounts receivable, $2.5 million increase in inventories, a $0.3 million decrease in accounts payable, and a $0.6 million increase in other non-current assets, partially offset by a $1.1 million decrease in income taxes receivable, a $0.7 million decrease in prepaid expenses and other current assets, and a $0.6 million increase in accrued liabilities.

Net cash used in operating activities was $1.2 million for the six months ended June 30, 2021, which primarily consisted of net loss of $2.9 million plus net adjustments for non-cash charges of $2.1 million, offset by net changes in operating assets and liabilities of $0.3 million. The primary non-cash adjustments to net loss included $1.4 million of depreciation and amortization, $0.5 million of stock-based compensation, $0.7 million related to an inventory reserve, and $0.2 million related to a bad debt reserve, partially offset by $0.7 million in deferred taxes. Net cash used in changes in operating assets and liabilities consisted primarily of a $1.0 million increase in inventories and $0.2 million increase in income taxes receivable, partially offset by a $0.3 million decrease in accounts receivable, $0.4 million decrease in prepaid expenses and other current assets, and $0.2 million increase in accrued liabilities.

Investing Activities

Net cash used in investing activities relates primarily to capital expenditures and purchases of marketable securities, partially offset by proceeds from maturities and sales of marketable investments.

Net cash used in investing activities was $16.8 million for the six months ended June 30, 2022, which consisted of purchases of property, plant and equipment.

Net cash used in investing activities was $6.2 million for the six months ended June 30, 2021, which primarily consisted of purchases of property, plant and equipment of $8.6 million. This was partially offset by receipt of proceeds from sales and maturities of short-term marketable securities of $1.1 million and $0.7 million, respectively, and proceeds from a loan to a related party of $0.5 million.

Financing Activities

Net cash provided by financing activities primarily relates to proceeds from long-term debt, offset by related debt issuance costs and payment of issuance costs for the IPO.

Net cash provided by financing activities was $5.1 million for the six months ended June 30, 2022, which was primarily attributable to proceeds from long-term debt of $5.1 million, partially offset by related debt issuance costs of $0.2 million and payment of exit fee costs related to our debt refinancing of $0.1 million. We also received proceeds of $0.1 million from the exercise of stock options and $0.1 million from issuance of common stock under our employee stock purchase plan.

Net cash provided by financing activities was $112.1 million for the six months ended June 30, 2021, which was primarily attributable to proceeds from our IPO, net of underwriters' commissions and discounts of $102.7 million and proceeds from long-term debt of $11.9 million, partially offset by related debt issuance costs of $0.2 million and payment of costs related to our IPO of $2.3 million.

Critical Accounting Policies and Estimates

Our condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. However, future events may cause us to change our assumptions and estimates, which may require adjustment. Actual results could differ from these estimates.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Remediation of the Previously Reported Material Weakness

Under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. During the audit of our financial statements, for the fiscal years ended December 31, 2019 and 2020, we and our independent registered public accounting firm identified a material weakness in our financial close and reporting process. Specifically, that process was not adequately designed, documented, and executed to support the accurate and timely reporting of the Company’s financial results with respect to complex, non-routine transactions, such as business combinations. Consequently, we inappropriately accounted for our entry into a stock purchase agreement with Telegraph Hill Partners Management Company LLC (Telegraph Hill Partners), through its affiliates Telegraph Hill Partners IV, L.P. (THP LP) and THP IV Affiliates Fund, LLC (THP LLC, and collectively with THP LP, THP) on January 14, 2019, pursuant to which THP acquired majority control of Teknova (the THP Transaction), including as to certain tax benefits and the allocation of transaction costs across periods. Our audited financial statements presented the THP Transaction in accordance with GAAP, however, such adjustments amounted to a material weakness. The material weakness remained un-remediated as of December 31, 2021.

As a result of the material weakness, we hired accounting employees and engaged consultants with specific technical accounting experience necessary to assist with complex, non-routine transactions. We also designed and implemented additional controls and procedures both as it relates to our financial close and reporting process as well as complex, non-routine transactions. As a result of our actions, we believe our material weakness was remediated as of March 31, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We believe the material weakness discussed above was remediated during the quarter ended March 31, 2022.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material legal proceedings at this time. From time to time, we may become involved in various legal proceedings that arise in the ordinary course of business. We have in the past and may in the future become involved in private actions, collective actions, investigations and various other legal proceedings by customers, employees, suppliers, competitors, government agencies, or others. We will evaluate any claims and lawsuits with respect to their potential merits, our potential defenses and counter claims, and the expected effect on us of defending the claims and a potential adverse result. However, the results of any litigation, investigation, or other legal proceedings are inherently unpredictable and expensive. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, damage our reputation, require significant amounts of management time, and divert significant resources. If any legal proceedings were to be determined adversely to us, or we were to enter into a settlement arrangement, we could be exposed to monetary damages or limits on our ability to operate our business, which could have an adverse effect on our business, financial condition, and operating results.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, as well as other information included in this Quarterly Report on Form 10-Q, and in our other public filings. The risks and uncertainties described below are not the only ones we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, results of operations and prospects. In that event, the trading price of our common stock could decline, and you may lose all or part of your original investment. This Quarterly Report on Form 10-Q also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below. The risks relating to our business as set forth in the 2021 Annual Report on Form 10-K are set forth below and are unchanged substantively as of June 30, 2022, except for those risks designated by an asterisk (*).

Risks Related to Our Business and Strategy

We have incurred operating losses in the past and may incur losses in the future.

We have incurred operating losses in the past, may incur operating losses in the future and may never achieve or maintain profitability. For the period ending December 31, 2021, we incurred net losses of $9.8 million; and although we had net income of approximately $3.6 million for the year ended December 31, 2020, we also incurred net losses prior to such time, including $1.3 million for the period from January 14, 2019 through December 31, 2019, and approximately $0.1 million for the period from January 1, 2019 through January 13, 2019. In addition, during the three and six months ended June 30, 2022, we incurred net losses of $6.2 million and $11.7 million, respectively, and during the three and six months ended June 30, 2021, we incurred net losses of $2.3 million and $2.9 million. We expect that our operating expenses will continue to increase as we grow our business and we anticipate additional costs in connection with legal, accounting and other administrative expenses related to operating as a public company. Since our inception, we have financed our operations primarily through revenue from our products and the sale of our equity securities, including through our IPO. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate sufficient to offset increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. We may never be able to generate sufficient revenue to maintain profitability, and our recent growth and historical profitability should not be considered indicative of our future performance.

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

We continue to extend our production capabilities by investing in automation and infrastructure to substantially increase the manufacturing capacity at our facilities, improve operating efficiency through the use of automation, and reduce delivery time for our custom Research Use Only (RUO) products and our products manufactured subject to Good Manufacturing Practice (GMP) requirements. We have recently expanded our footprint from 137,000 square feet to approximately 259,800 square feet and expect to expand our total production capacity by five-fold over the course of the next two years. The expansion and automation of our existing manufacturing facilities, as well as the creation of new or expanded manufacturing operations, could be disruptive to our operations, divert the attention of management and require significant investments. Our ability to increase our manufacturing capacity is dependent upon a number of uncertainties inherent in all new manufacturing operations, including ongoing compliance with regulatory requirements, the procurement and maintenance of construction, environmental and operational licenses and approvals for additional expansion, delays in construction, potential supply chain constraints, hiring, the training and retention of qualified employees and the pace of bringing production equipment and processes online with the capability to manufacture high quality products at scale. If we experience any problems or delays in meeting our projected timelines for expansion, if our projected costs or capital efficiency expectations are not met, or if the anticipated production capacity for our expansion efforts is not as expected, our business, financial condition, results of operations, cash flows and prospects may be harmed.

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

We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including how the pandemic will impact customers, employees, suppliers, business partners and distribution channels. The COVID-19 pandemic has and may continue to create significant volatility, uncertainty and economic disruption, which may materially and adversely affect our business operations, cash flows, liquidity and financial position. The extent to which the COVID-19 pandemic continues to impact us will depend on numerous evolving factors and future developments that are difficult to predict, including: the severity of the virus and any related variants; the duration of the outbreak; governmental, business and other actions in response to the pandemic (which could include limitations on our operations or mandates to provide products or services); the impact of the pandemic on our supply chain; and on economic activity; the extent and duration of the effect on customer demand and buying patterns; the health of and the effect on our workforce and our ability to meet staffing needs through the operations and other critical functions, particularly if employees are quarantined as a result of exposure; any impairment in value of tangible or intangible assets which could be recorded as a result of weaker economic conditions; and the potential effects on internal controls including those over financial reporting as a result of changes in working environments such as shelter-in-place and similar orders that are applicable to employees and business partners, among others. In addition, if the pandemic continues to create disruptions or volatility in the credit or financial markets, or impacts our credit ratings, it could adversely affect our ability to access capital on favorable terms (if at all) and continue to meet our liquidity needs. All of the foregoing factors and developments are highly uncertain and cannot be predicted. In addition, we cannot predict the continued impact that the COVID-19 pandemic will have on our customers, suppliers, and other business partners, and each of their financial conditions; however, any material effect on these parties could adversely impact us. The impact of the COVID-19 pandemic may also exacerbate other risks discussed in this Item 1A any of which could have a materially adverse effect on the Company.

Changes in economic conditions could negatively impact our revenue and earnings.

Our chemical formulations are sold primarily to biopharmaceutical companies, life science research companies, contract research organizations (CROs), contract development and manufacturing organizations (CDMOs), in vitro diagnostics franchises, and academic and government research institutions developing novel vaccines and therapies and performing basic research. Research and development spending by our customers and the availability of government and academic research funding of, or capital markets investment in, life sciences research and development can fluctuate due to changes in available resources, mergers of pharmaceutical and biotechnology companies, spending priorities, general economic conditions, and institutional and governmental budgetary policies. Changes in governmental and academic funding of, or capital markets investment in, life sciences research and development or reductions in overall healthcare spending could negatively impact us or our customers and, correspondingly, our sales to them. A substantial majority of our sales are made on a purchase order basis, which permits our customers to cancel, change or delay their product purchase commitments with little or no notice to us and often without penalty to them. Changes in the level of orders received and filled can cause fluctuations in our quarterly revenue and earnings.

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

The demand for our products and services depends in part on our customers’ research and development and the clinical and market success of their products. Our business, financial condition, and results of operations may be harmed if our customers spend less on, or are less successful in, these activities. In addition, customer spending may be affected by, among other things, the COVID-19 pandemic or adverse economic conditions caused in whole or in part by the pandemic.

Our customers are engaged in research, development, production, and marketing of pharmaceutical and biotechnology products. Our customers' spending on research, development, production, and marketing, as well as the outcomes of such research, development, and marketing activities, has a substantial impact on our revenues and profitability, particularly the amount our customers choose to spend on our products. Available resources, the need to develop new products, and consolidation in the industries in which our customers operate may have an impact on that spending. Our customers finance their research and development spending from private investors and the public capital markets. A reduction in spending by our customers, which may be influenced by the recent sharp downturn in available private and public funding for small and emerging biotechnology companies, and the continuing direct and indirect effects of the COVID-19 pandemic, could have a material adverse effect on our business, financial condition, and results of operations. If our customers are not successful in attaining or retaining product sales due to market conditions, reimbursement issues, or other factors, our results of operations may be materially adversely affected.

The consumers of the products we manufacture for our customers may significantly influence our business, financial condition, and results of operations.

We depend on, and have no control over, consumer demand for the products our customers manufacture. Consumer demand for our customers’ products could be adversely affected by, among other things, delays in regulatory approvals, the inability of our customers to demonstrate the efficacy and safety of their products, the loss of patent and other intellectual property rights protection, the emergence of competing or alternative products, including generic drugs, the degree to which private and government payment subsidies for a particular product offset the cost to consumers and changes in the marketing strategies for such products, and the outbreak of a pandemic such as the COVID-19 pandemic. Additionally, if the products our customers manufacture do not gain market acceptance, our revenues and profitability may be adversely affected.

Ongoing changes to the healthcare industry, including ongoing healthcare reform, adverse changes in government or private funding of healthcare products and services, legislation or regulations governing the privacy of patient information or patient access to care, or the delivery, pricing or reimbursement of pharmaceuticals and healthcare services or mandated benefits, may cause healthcare industry participants to purchase fewer products and services from us or influence the price that others are willing to pay for our products and services. Changes in the healthcare industry’s pricing, selling, inventory, distribution or supply policies or practices could also significantly reduce our revenue and profitability.

If orders for key products that we manufacture for our customers decline, our financial condition and results of operations may be adversely affected.

We depend on a limited number of customers for a high percentage of our revenue. If we cannot maintain our current relationships with customers, if we fail to sustain recurring sources of revenue with our existing customers, or if we fail to enter into new relationships, our future operating results will be adversely affected.

For the three months ended June 30, 2022 and 2021, customers making up more than 10% of our total revenue accounted for 14% and 29% of our total revenue, both of which are distributors. For the six months ended June 30, 2022 and 2021, customers making up more than 10% of our total revenue accounted for 13% and 17% of our total revenue, both of which are distributors. Our customers that are distributors, as opposed to direct customers, represent highly diversified customer bases. All customers buy from us on a purchase order basis. The revenue attributable to our top customers has fluctuated in the past and may fluctuate in the future, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects. In addition, the termination of these relationships could result in a temporary or permanent loss of revenue.

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

We compete with life science, pharmaceutical and biotechnology companies, some of whom are our customers, who are substantially larger than we are and potentially capable of developing new approaches that could make our products and technology obsolete or develop their own internal capabilities that compete with our products, making it difficult for us to implement our strategies for revenue growth.

The market for biologics components products and services in the biopharmaceutical development, life science research, and diagnostics space is intensely competitive, rapidly evolving, significantly affected by new product introductions and other market activities by industry participants and subject to rapid technological change. We also expect increased competition as additional companies enter our market and as more advanced technologies become available. We compete with other providers of outsourced biologics components products and services. We also compete with the in-house discovery, development and commercial manufacturing functions of pharmaceutical and biotechnology companies. Many of our competitors, which in some cases are also our customers, are large, well-capitalized companies with significantly greater resources and market share than we have. They may undertake their own development of products that are substantially similar to or compete with our products and they may succeed in developing products that are more effective or less costly than any that we may develop. Customers may believe that larger companies are better able to compete as sole source suppliers, and therefore prefer to purchase from such businesses. Additionally, our competitors may be able to spend more aggressively on product and service development, marketing, sales and other initiatives than we can. Many of these competitors also have:

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

These factors, among others, may enable our competitors to market their products and services at lower prices or on terms more advantageous to customers than we can offer. Competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects. Moreover, consolidation trends in the pharmaceutical, biotechnology and diagnostics industries have served to create fewer customer accounts and to concentrate purchasing decisions for some customers, resulting in increased pricing pressure on us. Additionally, our current and future competitors, including certain of our customers, may at any time develop additional products and services that compete with our products and new approaches by these competitors may make our products, technologies and methodologies obsolete or noncompetitive. We may not be able to compete effectively against these organizations. Failure to anticipate and respond to competitors' actions may impact our future revenue and profitability.

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

We apply quality control procedures, including inspection of the product or materials, the verification of stability and/or performance and, for certain products, additional validation requirements, whether a product we offer is designed and manufactured by us, or purchased from outside suppliers. All of our quality control processes are administered under a system designed to adhere to the Quality System Regulation (QSR) under 21 CFR Part 820, and ISO 13485:2016. Certain of our products, such as RUO products, and some other products offered for limited uses or that are the subject of certain exemptions, are manufactured following QSR that, while not required by existing regulatory requirements, are in place to assure product quality throughout the process, from receiving through final packaging. We believe these products are exempt from compliance with the FDCA and the current GMP regulations of the FDA, as they are further processed by our customers and we do not make claims related to their safety or effectiveness. In the event we or our suppliers manufacture products that fail to comply with required quality standards, we may incur delays in fulfilling orders, recalls, damages resulting from product liability claims and/or harm to our reputation.

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

Our operations depend upon our ability to obtain raw materials at reasonable prices. If we are unable to obtain the materials we need at reasonable prices, whether due to inflation in the broader economy or to developments more particular to our supply chain, we may not be able to produce certain of our products at marketable prices or at all, which could have a material adverse effect on our results of operations. Certain of our raw materials are sourced from a limited number of suppliers. For the three months ended June 30, 2022 and 2021, purchases from suppliers making up 10% or more of our total inventory purchases represented 55% and 58% of total inventory purchases, respectively. For the six months ended June 30, 2022 and 2021, purchases from suppliers making up 10% or more of our total inventory purchases represented 61% and 50% of total inventory purchases, respectively. However, we note that one of these suppliers is a distributor that sells products on behalf of a diversified supply chain. Delays or difficulties in securing these raw materials or other laboratory materials could result in an interruption in our production operations if we cannot obtain an acceptable substitute. Any such interruption could significantly affect our business, financial condition, results of operations, cash flows and prospects.

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

We plan to continue a strategy of growth and development for our business. To this end, we actively evaluate various strategic investments and transactions on an ongoing basis, including licensing or acquiring complementary products, technologies or businesses that would complement our existing portfolio of products and services. We may need to seek additional financing to fund these strategic investments or transactions. Should we need to do so, we may not be able to secure such financing, or obtain such financing on favorable terms. In addition, future acquisitions may require the issuance or sale of additional equity, or equity-linked securities, which may result in additional dilution to our stockholders. The Amended Credit Agreement imposes significant restrictions on our ability to make acquisitions or certain other investments and our ability to make such acquisitions or other investments may be further limited by the terms of any future debt or preferred securities we may issue or any future credit facilities we may enter into.

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

We rely upon the use of water to produce many of the products we sell, including the sale of water products themselves. Lack of sufficient water to manufacture our products could severely impact our operations and performance. Extended periods of drought in California may put pressure on the use and availability of water for manufacturing purposes, and in some cases, governmental authorities could divert, or already have diverted, water to other uses. As California has grown in population, there are increasing and multiple pressures on the use and distribution of water, which many view as a finite resource. We believe we have access to adequate supplies of water for our manufacturing operations and currently do not anticipate that future drought conditions will have a material impact on our operating results. However, if future drought conditions are worse than prior drought conditions or if regulatory responses to such conditions limit our access to water, our business could be negatively affected.

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

Our internal computer systems, or those of our suppliers, customers, or contractors, have been and may in the future be subject to cyberattacks or security breaches, which could result in a material disruption of our product development programs or otherwise adversely affect our business, financial condition, results of operations, cash flows and prospects.

Despite the implementation of security measures, our internal computer systems and those of our suppliers, customers and contractors, are vulnerable to damage from computer viruses and unauthorized access. We and our suppliers, including security and infrastructure suppliers, manage and maintain our data using a combination of on-site systems and cloud-based data centers. We face a number of risks related to protecting information, including inappropriate use or disclosure, unauthorized access or acquisition, or inappropriate modification of information. Cyberattacks are increasing in their frequency, sophistication and intensity and have become increasingly difficult to detect. Cyberattacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Cyberattacks also could include phishing attempts or e-mail fraud to cause unauthorized payments or information to be transmitted to an unintended recipient, or to permit unauthorized access to systems. A material cyberattack or security incident could cause interruptions in our operations and could result in a material disruption of our business operations, damage to our reputation, financial condition, results of operations, cash flows and prospects.

In the ordinary course of our business, we collect and store data that we are required to protect, including, among other things, personal information about our employees, credit card data, intellectual property, and proprietary business information. Any cyberattack or security incident that leads to unauthorized access, acquisition, use or disclosure of personal or proprietary information could harm our reputation, cause us not to comply with U.S. federal and/or state, or non-U.S., data breach notification laws, or our contractual obligations, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information. In addition, we could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in our information systems and networks and those of our suppliers, including personal information of our employees, and company, customer and suppliers confidential data. In addition, outside parties have previously attempted and may in the future attempt to penetrate our systems or those of our suppliers or fraudulently induce our personnel or the personnel of our suppliers to disclose information in order to gain access to our data and/or systems or make unauthorized payments to third parties. The number and complexity of these threats continue to increase over time. If a material breach of our information technology systems or those of our suppliers occurs, the market perception of the effectiveness of our security measures could be harmed and our reputation and credibility could be damaged.

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

We engage in limited business globally, with approximately 3.5% and 3.0% of our revenue for the three months ended June 30, 2022 and 2021, respectively, and 3.2% and 3.5% of our revenue for the six months ended June 30, 2022 and 2021, respectively, coming from outside the U.S. However, one of our strategies is to expand geographically, both through distribution and through direct sales. We may also seek to expand geographically by acquiring complementary businesses outside of the U.S. This will subject us to a number of risks, including international economic, political, and labor conditions; currency fluctuations; tax laws (including U.S. taxes on income earned by foreign subsidiaries); increased financial accounting and reporting burdens and complexities; compliance with legislative and regulatory requirements that govern the collection, use, disclosure, security and cross-border transmission of personal information; unexpected changes in, or impositions of, legislative or regulatory requirements; failure of laws to protect intellectual property rights adequately; inadequate local infrastructure and difficulties in managing and staffing international operations; delays resulting from difficulty in obtaining export licenses for certain technology; tariffs, quotas and other trade barriers and restrictions; transportation delays; operating in locations with a higher incidence of corruption and fraudulent business practices; and other factors beyond our control, including terrorism, war, natural disasters, climate change and diseases.

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

We are required under GAAP to test goodwill and indefinite lived intangibles for impairment at least annually and to review our goodwill, intangible assets and other assets acquired through merger and acquisition activity for impairment when events or changes in circumstance indicate the carrying value may not be recoverable. Factors that could lead to impairment of goodwill, intangible assets and other assets acquired via acquisitions include significant adverse changes in the business climate and actual or projected operating results (affecting our company as a whole or affecting any particular segment) and declines in the financial condition of our business. As of June 30, 2022, goodwill and intangible assets represented approximately 19% of our total assets. If we determine that there has been impairment, our financial results for the relevant period would be reduced by the amount of the impairment, net of tax effects, if any. We may be required in the future to record charges to earnings if our goodwill, intangible assets or other investments become impaired. Any such charge would adversely impact our financial results.

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

In May 2022, we entered into the Amended Credit Agreement which provides for loan commitments in an aggregate amount of up to $57.135 million. Our indebtedness, including the indebtedness we have incurred, and may in the future incur, under the Amended Credit Agreement or otherwise, could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of these actions on a timely basis, on terms satisfactory to us or at all.

Our indebtedness, the cash flow needed to satisfy our debt and the covenants contained in the Amended Credit Agreement may have important consequences, including:

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
•
making us more vulnerable to rising interest rates, as certain of our borrowings, including borrowings under the Amended Credit Agreement, bear variable rates of interest; and
•
making us more vulnerable in the event of a downturn in our business.

Fluctuations in interest rates can increase borrowing costs. Increases in interest rates may directly impact the amount of interest we are required to pay and reduce earnings accordingly. In addition, tax laws, including the disallowance or deferral of tax deductions for interest paid on outstanding indebtedness, could have an adverse effect on our liquidity and our business, financial condition, results of operations, cash flows and prospects. Further, our Amended Credit Agreement contains customary affirmative and negative covenants and certain restrictions on operations that could impose operating and financial limitations and restrictions on us, including restrictions on our ability to enter into particular transactions and to engage in other actions that we may believe are advisable or necessary for our business.

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

The phase-out of the LIBOR, or the replacement of the LIBOR with a different reference rate, may adversely affect interest rates.

Borrowings under our Amended Credit Agreement bear interest at rates determined using the LIBOR as the reference rate. On July 27, 2017, the Financial Conduct Authority (the authority that regulates the LIBOR) announced that it would phase out the LIBOR by the end of 2021. It is unclear whether new methods of calculating the LIBOR will be established such that it continues to exist after 2021, or if alternative rates or benchmarks will be adopted, and currently it appears highly likely that the LIBOR will be discontinued or substantially modified in future years.

On November 30, 2020, ICE Benchmark Administration (the administrator of the LIBOR) with the support of the United States Federal Reserve and the Financial Conduct Authority, announced plans to consult on ceasing publication of USD LIBOR on December 31, 2021 for only the one week and two month USD LIBOR tenors, and on June 30, 2023 for all other USD LIBOR tenors. While this announcement extends the transition period to June 2023, the United States Federal Reserve concurrently issued a statement advising banks to stop new USD LIBOR issuances by the end of 2021. We believe that the administrative agent under our

Amended Credit Agreement, MidCap Financial Trust, will continue to use the one month USD LIBOR tenor in the ordinary course. However, our Amended Credit Agreement permits the agent in certain circumstances, including upon a determination that the LIBOR will no longer be provided or published on a date certain or that no reasonable means will exist for ascertaining such rate, to make adjustments that the agent determines necessary to preserve the current all-in rate of interest. Changes in the method of calculating the LIBOR, or the replacement of the LIBOR with an alternative rate or benchmark, may adversely affect interest rates and result in higher borrowing costs. This could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects. We cannot predict the effect of the potential changes to the LIBOR or the establishment and use of alternative rates or benchmarks. Furthermore, we may need to renegotiate our Amended Credit Agreement or incur other indebtedness, and changes in the method of calculating the LIBOR, or the use of an alternative rate or benchmark, may negatively impact the terms of such indebtedness.

The terms of the Amended Credit Agreement may restrict our current and future operations, particularly our ability to respond to changes or to take certain actions. If we fail to comply with the covenants and other obligations under the Amended Credit Agreement, the lender may be able to accelerate amounts owed under the facilities and may foreclose upon the assets securing our obligations.

The Amended Credit Agreement contains a number of restrictive covenants that impose significant operating and financial restrictions on us and may, unless waived by the lender, limit our ability to engage in acts that may be in our long-term best interests, including restrictions on our ability to:

•
incur additional indebtedness;
•
incur liens;
•
merge, dissolve, liquidate, amalgamate, consolidate or sell all or substantially all of our assets;
•
declare or pay certain dividends, payments or distribution or repurchase or redeem certain capital stock; and
•
make certain investments.

These restrictions could limit, potentially significantly, our operational flexibility and affect our ability to finance our future operations or capital needs or to execute our business strategy. Our indebtedness under the Amended Credit Agreement is secured by substantially all of our assets. If we fail to comply with the covenants and our other obligations under the Amended Credit Agreement, the lender would be able to accelerate the required repayment of amounts due and, if they are not repaid, could foreclose upon the assets securing our obligations with respect to such indebtedness.

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

In addition, in September 2018, California’s Senate Bill 826 (SB 826) was signed into law. SB 826 generally requires public companies with principal executive offices in California to have a minimum number of females on its board of directors. As of

December 31, 2021, each public company was required to have at least two females on its board of directors if the company had at least five directors, and at least three females on its board of directors if the company had at least six directors as of December 31, 2021. On May 13, 2022, the Superior Court of California for the County of Los Angeles entered an order striking down SB 826, holding that the statute violates the Equal Protection Clause of the California Constitution. As of May 17, 2022, the California Secretary of State indicated that she has directed counsel to file an appeal of the verdict with respect to SB 826. As of the date of this Current Report on Form 10-Q, no appeal has been filed. Therefore, ultimate enforceability of SB 826 remains uncertain.

Additionally, on September 30, 2020, Assembly Bill 979 (AB 979) was signed into law. AB 979 generally requires public companies with principal executive offices in California to include specified numbers of directors from “underrepresented communities.” A director from an “underrepresented community” means a director who self-identifies as Black, African American, Hispanic, Latino, Asian, Pacific Islander, Native American, Native Hawaiian, Alaska Native, gay, lesbian, bisexual or transgender. As of December 31, 2021, each public company with principal executive offices in California was required to have at least one director from an underrepresented community. By December 31, 2022, a public company with more than four but fewer than nine directors will be required to have a minimum of two directors from underrepresented communities, and a public company with nine or more directors will need to have a minimum of three directors from underrepresented communities. These laws do not provide a transition period for newly listed companies. On April 1, 2022, the Superior Court of California for the County of Los Angeles entered an order striking down AB 979, holding that the statute violates the Equal Protection Clause of the California Constitution. On June 2, 2022, a notice of appeal was filed and thus litigation regarding AB 979 will continue.

Our board of directors currently includes two female directors, and no directors from “underrepresented communities.” If the current composition of our board of directors changes, or if our current or future female or other “Diverse” directors no longer serve on our board of directors prior to the applicable dates under the phase-in period for the new NASDAQ listing rules or any California law that may become applicable to us, we could be out of compliance with these regulations. We cannot assure that we can recruit, attract and/or retain qualified members of the board and meet gender and diversity requirements under NASDAQ listing rules or any California law that may become applicable to us, which may expose us to financial penalties and adversely affect our reputation.

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

To comply with the requirements of being a public company, we have, and may continue to have to undertake various costly and time-consuming actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff, which may adversely affect our business, financial condition, results of operations, cash flows and prospects.

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

We have fully implemented our plan to remediate this material weakness and, as a result, during the quarter ended March 31, 2022, management concluded that the Company's internal control over financial reporting was effective. Notwithstanding this conclusion, we cannot assure you that we will not identify additional material weaknesses in our internal control over financial reporting in the future. If we identify future material weaknesses in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected. If additional material weaknesses exist or are discovered in the future, and we are unable to remediate any such material weaknesses, our reputation, financial condition, and operating results could suffer. Moreover, we could become subject to investigations by regulatory authorities, which could require additional financial and management resources.

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

We are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act, the listing requirements of NASDAQ and other applicable securities rules and regulations. Compliance with these rules and regulations has increased our legal and financial compliance costs, and are expected to continue to make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires that we file annual, quarterly and current reports with respect to our business, financial condition, results of operations, cash flows and prospects. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. Furthermore, the need to continue to establish and maintain the corporate infrastructure demanded of a public company may divert our management’s attention from implementing our growth strategy, which could prevent us from improving our business, financial condition, results of operations, cash flows and prospects. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. In addition, these rules and regulations have increased our legal and financial compliance costs and have made, and are expected to continue to make, some activities more time-consuming and costly. For example, these rules and regulations have made, and are expected to continue to make, it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. These additional obligations could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

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

As of June 30, 2022, we have 28,080,484 shares of common stock outstanding, substantially all of which are held by directors, executive officers and other affiliates and will be subject to volume, manner of sale and other limitations under Rule 144. Registration of any of these outstanding shares of common stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the registration statement.

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

As of June 30, 2022, there were 322,174, 1,890,908 and 1,302,979 shares of common stock reserved for issuance pursuant to outstanding stock option awards under the 2016 Stock Plan, as amended (2016 Plan), the 2020 Equity Incentive Plan, as amended (2020 Plan) and the 2021 Equity Incentive Plan (2021 Plan), respectively. In addition, the 2021 Plan and the ESPP provide for annual automatic increases in the number of shares reserved thereunder. As of January 1, 2022, a total of 3,698,555 and 570,948 shares of common stock were available and have been reserved for future issuance under the 2021 Plan and our ESPP, respectively. In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to you.

Because we have no current plans to pay regular cash dividends on our common stock and are prohibited from paying cash dividends under the Amended Credit Agreement, you may not receive any return on investment unless you sell your common stock for a price higher than you paid for it.

We do not anticipate paying any regular cash dividends on our common stock. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, the terms of the Amended Credit Agreement prohibit us from paying dividends, other than dividends payable in our stock, without the prior written consent of the lender. Our future ability to pay cash dividends on our common stock may also be limited by the terms of any future debt or preferred securities we may issue or any future credit facilities we may enter into. Therefore, any return on investment in our common stock is solely dependent upon the appreciation of the price of our common stock on the open market, which may not occur.

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

We believe that our existing cash and cash equivalents as of June 30, 2022 together with our credit facility under the Amended Credit Agreement will enable us to fund our operating expenses and capital expenditure requirements for at least the next 24 months. However, we may need to raise substantial additional capital to:

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

We cannot assure you that we will be able to obtain additional funds on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, our stockholders may experience dilution. Future debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or equity financing may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. Moreover, we cannot assure you that we will be able to comply with the financial covenants in our Amended Credit Agreement, including the financial covenant based upon a trailing twelve months of net revenue, which includes a requirement of $42.5 million in the twelve months ending December 31, 2022. If we are unable to comply with the financial covenants in our Amended Credit Agreement, we may be unable to maintain the Amended Credit Agreement as an external source of funds. If we do not have, or are not able to obtain, sufficient funds, we may have to delay development or commercialization of our products. We also may have to reduce marketing, customer support or other resources devoted to our products or cease operations. Any of these factors could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

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

If securities or industry analysts do not publish research or reports about our business, if our results of operations do not meet their expectations, if they publish unfavorable research or reports, adversely change their recommendations regarding our common stock or cease coverage of us, our stock price and trading volume could decline.

If a trading market for our common stock develops, the trading market will be influenced by the research and reports that industry or securities analysts publish about us or our business. As a newly public company, we may be slow to attract research coverage. In the event we obtain securities or industry analyst coverage, we will not have any control over that coverage.

Analysts may develop and publish their own projections of our business, which may form a consensus about our future performance. Our actual business results may vary significantly from such guidance or other expectations or that consensus due to a number of factors, many of which are outside of our control, including due to the global economic uncertainty and financial market conditions caused by the ongoing COVID-19 pandemic, and which could adversely affect our business and future operating results. In addition, if our publicly announced guidance or other expectations of future operating results fail to meet expectations of securities analysts, investors or other interested parties, the price of our common stock could decline.

Moreover, if any of the analysts who cover us provide inaccurate or unfavorable research, issue an adverse opinion regarding our stock price, cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets and our stock price or trading volume could decline.

We may fail to meet our publicly announced guidance or other expectations about our business, which could cause our stock price to decline.

We may provide from time to time guidance regarding our expected financial and business performance. Correctly identifying key factors affecting business conditions and predicting future events is inherently an uncertain process, and our guidance may not ultimately be accurate. Guidance, as well as other expectations, are forward-looking and represent our management’s estimates as of the date of release and are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies on our business, many of which are beyond our control, including due to the global economic uncertainty and financial market conditions caused by the ongoing COVID-19 pandemic, geopolitical events, such as the crisis in Ukraine, and rising inflation, which could adversely affect our business and future operating results, and are based upon specific assumptions with respect to future business decisions, some of which will change. If our guidance varies from actual results due to our assumptions not being met or the impact on our financial performance that could occur as a result of various risks and uncertainties, the market value of our common stock could decline significantly.

Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this “Risk Factors” section in this report could result in the actual operating results being different from our guidance, and the differences may be adverse and material.

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

ALPHA TEKNOVA INC.

Date: August 11, 2022	By:	/s/ STEPHEN GUNSTREAM
Stephen Gunstream
President and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2022	By:	/s/ MATTHEW LOWELL
Matthew Lowell
Chief Financial Officer (Principal Financial Officer)