Form 10-Q
period 2022-09-30
Alpha Teknova, Inc.
filed 2022-11-14
CIK 1850902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022, the registrant had 28,130,484 shares of common stock, $0.00001 par value per share, outstanding.

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
•
our ability to hire and retain key personnel;
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
•
the impact of the phase-out of the London Interbank Offered Rate (LIBOR), or the replacement of the LIBOR with the Secured Overnight Financing Rate (SOFR) or a different reference rate, on the interest rates applicable to our financing arrangements;
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

ALPHA TEKNOVA, INC.

Form 10-Q for the Quarter Ended September 30, 2022

INDEX

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements (Unaudited)	5
	Condensed Statements of Operations and Comprehensive Loss (Unaudited) for the Three and Nine Months Ended September 30, 2022 and 2021	5
	Condensed Balance Sheets (Unaudited) at September 30, 2022 and December 31, 2021	6
	Condensed Statements of Convertible and Redeemable Preferred Stock and Stockholders' Equity (Unaudited) for the Three and Nine Months Ended September 30, 2022 and 2021	7
	Condensed Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2022 and 2021	9
	Notes to Unaudited Condensed Financial Statements	10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28
PART II.	OTHER INFORMATION	30
Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	68
Item 3.	Defaults Upon Senior Securities	68
Item 4.	Mine Safety Disclosures	68
Item 5.	Other Information	68
Item 6.	Exhibits	69
Signatures		70

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

ALPHA TEKNOVA, INC.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$10,692	$9,392	$33,529	$26,783
Cost of sales	5,922	5,129	18,163	14,141
Gross profit	4,770	4,263	15,366	12,642
Operating expenses:
Research and development	1,925	1,372	5,867	2,922
Sales and marketing	2,397	885	6,592	2,494
General and administrative	6,502	5,607	20,856	13,606
Amortization of intangible assets	287	287	861	861
Goodwill impairment	16,613	—	16,613	—
Total operating expenses	27,724	8,151	50,789	19,883
Loss from operations	(22,954)	(3,888)	(35,423)	(7,241)
Other income (expenses), net
Interest income (expense), net	70	(255)	85	(553)
Other income (expense), net	36	—	36	(2)
Total other income (expenses), net	106	(255)	121	(555)
Loss before income taxes	(22,848)	(4,143)	(35,302)	(7,796)
Benefit from income taxes	(374)	(892)	(1,128)	(1,640)
Net loss	(22,474)	(3,251)	(34,174)	(6,156)
Change in unrealized loss on available-for-sale securities, net of tax	—	—	—	(7)
Comprehensive loss	$(22,474)	$(3,251)	$(34,174)	$(6,163)
Net loss per share—basic and diluted	$(0.80)	$(0.12)	$(1.22)	$(0.51)
Weighted average shares used in computing net loss per share—basic and diluted	28,090,267	28,011,917	28,059,897	12,069,214

The accompanying notes are an integral part of these condensed financial statements.

ALPHA TEKNOVA, INC.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	As of September 30, 2022	As of December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$49,855	$87,518
Accounts receivable, net of allowance for doubtful accounts of $57 thousand and $23 thousand	5,581	4,666
Contract assets	667	—
Inventories, net	10,323	5,394
Income taxes receivable	120	1,188
Prepaid expenses and other current assets	3,521	2,438
Total current assets	70,067	101,204
Property, plant and equipment, net	52,628	29,810
Operating right-of-use lease assets	18,558	—
Goodwill	—	16,613
Intangible assets, net	17,843	18,704
Other non-current assets	1,176	180
Total assets	$160,272	$166,511
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,485	$2,248
Accrued liabilities	6,590	5,495
Current portion of operating lease liabilities	2,253	—
Total current liabilities	12,328	7,743
Deferred tax liabilities	2,028	3,153
Other accrued liabilities	212	273
Long-term debt, net	16,878	11,870
Deferred rent	—	269
Long-term operating lease liabilities	16,830	—
Total liabilities	48,276	23,308
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized at September 30, 2022 and December 31, 2021, respectively, zero shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.00001 par value, 490,000,000 shares authorized at September 30, 2022 and December 31, 2021, 28,130,484 and 28,012,017 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	153,708	150,741
Accumulated deficit	(41,712)	(7,538)
Total stockholders’ equity	111,996	143,203
Total liabilities and stockholders’ equity	$160,272	$166,511

The accompanying notes are an integral part of these condensed financial statements.

ALPHA TEKNOVA, INC.

Condensed Statements of Convertible and Redeemable Preferred Stock and Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

	Convertible and Redeemable Preferred Stock		Common Stock		Additional Paid-in	Accumulated other comprehensive	Retained Earnings (Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	income (loss)	Deficit)	Equity
Balance at July 1, 2022	—	$—	28,080,484	$—	$152,705	$—	$(19,238)	$133,467
Stock-based compensation	—	—	—	—	968	—	—	968
Issuance of common stock upon exercise of stock options	—	—	50,000	—	35	—	—	35
Net loss	—	—	—	—	—	—	(22,474)	(22,474)
Balance at September 30, 2022	—	$—	28,130,484	$—	$153,708	$—	$(41,712)	$111,996

	Convertible and Redeemable Preferred Stock		Common Stock		Additional Paid-in	Accumulated other comprehensive	Retained Earnings (Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	income (loss)	Deficit)	Equity
Balance at July 1, 2021	—	$—	28,011,917	$—	$149,675	$—	$(640)	$149,035
Stock-based compensation	—	—	—	—	442	—	—	442
Net loss	—	—	—	—	—	—	(3,251)	(3,251)
Balance at September 30, 2021	—	$—	28,011,917	$—	$150,117	$—	$(3,891)	$146,226

The accompanying notes are an integral part of these condensed financial statements.

ALPHA TEKNOVA, INC.

Condensed Statements of Convertible and Redeemable Preferred Stock and Stockholders’ Equity (Continued)

(in thousands, except share data)

(Unaudited)

	Convertible and Redeemable Preferred Stock		Common Stock		Additional Paid-in	Accumulated other comprehensive	Retained Earnings (Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	income (loss)	Deficit)	Equity
Balance at January 1, 2022	—	$—	28,012,017	$—	$150,741	$—	$(7,538)	$143,203
Stock-based compensation	—	—	—	—	2,689	—	—	2,689
Issuance of common stock upon exercise of stock options	—	—	105,232	—	134	—	—	134
Issuance of common stock under employee stock purchase plan	—	—	13,235	—	144	—	—	144
Net loss	—	—	—	—	—	—	(34,174)	(34,174)
Balance at September 30, 2022	—	$—	28,130,484	$—	$153,708	$—	$(41,712)	$111,996

	Convertible and Redeemable Preferred Stock		Common Stock		Additional Paid-in	Accumulated other comprehensive	Retained Earnings (Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	income (loss)	Deficit)	Equity
Balance at January 1, 2021	9,342,092	$35,638	3,599,232	$—	$14,495	$7	$2,265	$16,767
Stock-based compensation	—	—	—	—	927	—	—	927
Unrealized loss on available-for-sale securities	—	—	—	—	—	(7)	—	(7)
Accretion of convertible and redeemable preferred stock to redemption value	—	300	—	—	(300)	—	—	(300)
Conversion of convertible and redeemable preferred stock	(9,342,092)	(35,938)	17,512,685	—	35,938	—	—	35,938
Issuance of common stock upon initial public offering, net of issuance costs and underwriting discounts	—	—	6,900,000	—	99,057	—	—	99,057
Net loss	—	—	—	—	—	—	(6,156)	(6,156)
Balance at September 30, 2021	—	$—	28,011,917	$—	$150,117	$—	$(3,891)	$146,226

The accompanying notes are an integral part of these condensed financial statements.

ALPHA TEKNOVA, INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2022	2021
Operating activities:
Net loss	$(34,174)	$(6,156)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	34	235
Inventory reserve	178	676
Depreciation and amortization	2,272	2,100
Stock-based compensation	2,689	927
Deferred taxes	(1,125)	(1,640)
Amortization of debt financing costs	159	89
Non-cash lease expense	256	60
Loss on disposal of property, plant and equipment	210	4
Goodwill impairment	16,613	—
Other	—	(10)
Changes in operating assets and liabilities:
Accounts receivable	(949)	(170)
Contract assets	(667)	—
Inventories	(5,107)	(1,497)
Income taxes receivable	1,068	226
Prepaid expenses and other current assets	(1,083)	(1,777)
Other non-current assets	(996)	(5)
Accounts payable	969	468
Accrued liabilities	343	553
Other	(61)	(70)
Cash used in operating activities	(19,371)	(5,987)
Investing activities:
Purchase of property, plant and equipment	(23,419)	(12,465)
Proceeds from loan to related party	—	529
Proceeds on sales of short-term marketable securities	—	1,132
Proceeds from maturities of short-term marketable securities	—	695
Cash used in investing activities	(23,419)	(10,109)
Financing activities:
Proceeds from long-term debt	5,135	11,890
Payment of debt issuance costs	(151)	(153)
Payment of exit fee costs	(135)	—
Payment of costs related to initial public offering	—	(3,615)
Proceeds from initial public offering, net of underwriters’ commissions and discounts	—	102,672
Proceeds from exercise of stock options	134	—
Proceeds from issuance of common stock under employee stock purchase plan	144	—
Cash provided by financing activities	5,127	110,794
Change in cash and cash equivalents	(37,663)	94,698
Cash and cash equivalents at beginning of period	87,518	3,315
Cash and cash equivalents at end of period	$49,855	$98,013
Supplemental cash flow disclosures:
Income taxes paid	$—	$—
Interest paid, net of amounts capitalized	$—	$474
Capitalized property, plant and equipment included in accounts payable and accrued liabilities	$3,108	$1,608
Conversion of convertible and redeemable preferred stock into common stock	$—	$35,938
Accretion of convertible and redeemable preferred stock to redemption value	$—	$300
Recognition of operating right-of-use lease asset	$20,318	$—
Recognition of operating lease liabilities	$20,587	$—

The accompanying notes are an integral part of these condensed financial statements.

ALPHA TEKNOVA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Nature of the Business

Alpha Teknova, Inc. (referred to herein as the Company or Teknova) provides critical reagents that enable the discovery, research, development, and production of biopharmaceutical products such as drug therapies, novel vaccines, and molecular diagnostics. Product offerings include pre-poured media plates for cell growth and cloning, liquid cell culture media and supplements for cellular expansion, and molecular biology reagents for sample manipulation, resuspension, and purification. Teknova supports customers spanning the life sciences market, including pharmaceutical and biotechnology companies, contract development and manufacturing organizations, in vitro diagnostic franchises, and academic and government research institutions, with catalog and custom, made-to-order products.

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

Teknova’s revenue, disaggregated by business line, was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Lab Essentials	$9,470	$7,195	$24,838	$20,440
Clinical Solutions	919	1,690	7,673	4,354
Sample Transport	—	73	6	1,035
Other	303	434	1,012	954
Total revenue	$10,692	$9,392	$33,529	$26,783

Teknova’s revenue, disaggregated by geographic region, was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$10,384	$9,114	$32,489	$25,890
International	308	278	1,040	893
Total revenue	$10,692	$9,392	$33,529	$26,783

The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable is recorded when an unconditional right to invoice and payment exists, such that only the passage of time is required before payment of consideration is due. A contract asset is recognized when a conditional right to consideration exists and transfer of control has occurred. We review contract asset balances for impairment, considering factors such as historical experience, creditworthiness, age of the balance as well as economic conditions. Contract assets were $0.7 million and zero as of September 30, 2022 and December 31, 2021, respectively. There were no contract asset impairments for the three or nine months ended September 30, 2022.

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

Customers

Customers who accounted for 10% or more of the Company's revenues and outstanding balance of accounts receivable are presented as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		As of	As of
	2022	2021	2022	2021	September 30, 2022	December 31, 2021
Distributor customer A	14%	21%	14%	19%	*	10%
Distributor customer B	*	11%	*	10%	*	16%
Direct customer A	15%	*	*	*	*	*
Direct customer B	13%	*	*	*	14%	*
Direct customer C	*	*	*	*	*	12%

* Represents less than 10%.

The Company's customers that are distributors, as opposed to direct customers, represent highly diversified customer bases.

Suppliers

Suppliers who accounted for 10% or more of the Company's inventory purchases and outstanding balance of accounts payable are presented as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		As of	As of
	2022	2021	2022	2021	September 30, 2022	December 31, 2021
Distributor supplier A	37%	40%	36%	38%	17%	20%
Direct supplier A	24%	10%	18%	*	13%	*
Direct supplier B	*	*	*	11%	*	*

* Represents less than 10%.

Note 5. Inventories, Net

Inventories consist of the following (in thousands):

	As of September 30, 2022	As of December 31, 2021
Finished goods, net	$6,652	$3,172
Work in process	138	105
Raw materials, net	3,533	2,117
Total inventories, net	$10,323	$5,394

Note 6. Property, Plant and Equipment, Net

Property, plant and equipment consist of the following (in thousands):

	As of September 30, 2022	As of December 31, 2021
Machinery and equipment	$12,240	$9,942
Office furniture and equipment	742	649
Vehicles	96	70
Leasehold improvements	2,951	2,805
	16,029	13,466
Less—Accumulated depreciation	(4,511)	(2,473)
	11,518	10,993
Construction in progress	41,110	18,817
Total property, plant and equipment, net	$52,628	$29,810

For the three months ended September 30, 2022 and 2021, depreciation expense was approximately $0.4 million and $0.5 million, respectively. For the nine months ended September 30, 2022 and 2021, depreciation expense was approximately $1.4 million and $1.2 million, respectively.

Teknova capitalizes interest on funds borrowed to finance its capital expenditures. Capitalized interest is recorded as part of an asset’s cost and depreciated over the asset’s useful life. For the three months ended September 30, 2022 and 2021, capitalized interest costs were $0.4 million and zero, respectively. For the nine months ended September 30, 2022 and 2021, capitalized interest costs were $1.1 million and zero, respectively.

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

Operating lease expense was $0.8 million and $2.5 million for the three and nine months ended September 30, 2022, respectively. Rent expense for the three and nine months ended September 30, 2021 was $0.4 million and $1.3 million, respectively. Cash paid for amounts included in the measurement of the lease liabilities was $0.7 million and $2.1 for the three and nine months ended September 30, 2022, respectively. The weighted-average discount rate is 4.1% and the weighted-average remaining lease term is 7.8 years as of September 30, 2022.

Maturities of operating lease liabilities at September 30, 2022 is as follows (in thousands):

Amount
Remainder of 2022	$724
2023	3,016
2024	3,009
2025	2,769
2026	2,724
Thereafter	10,194
Total lease payments	22,436
Less: imputed interest	(3,353)
Present value of lease liabilities	$19,083

Note 8. Goodwill and Intangible Assets, Net

The following is a summary of the changes in the carrying amount of goodwill (in thousands):

	Balance at September 30, 2022			Balance at December 31, 2021
	Gross	Accumulated Impairment	Net	Gross	Accumulated Impairment	Net
Goodwill	$16,613	$16,613	$—	$16,613	$—	$16,613

Goodwill is tested for impairment annually as of October 1, or more frequently if events or circumstances indicate that the carrying value may no longer be recoverable and that an impairment may have occurred. The Company operates as one segment and one reporting unit, and therefore goodwill is tested for impairment at the entity level. During the three months ended September 30, 2022, the market price of Teknova’s common stock and market capitalization declined significantly. Given the significance of this decline, the Company performed interim goodwill impairment testing.

The fair value of the Company was determined using a combination of an income approach and market approach. The income approach was based on the present value of future cash flows, which were derived from financial forecasts, and requires significant assumptions and judgement including among others, a discount rate and a terminal value. Fair values were based on expected future cash flows using Level 3 inputs under ASC 820, Fair Value Measurement. The cash flows are those expected to be generated by the Company, discounted at the weighted average cost of capital. The present value of future cash flows was determined by discounting estimated future cash flows at an 18.0% weighted average cost of capital, which considers the risk of achieving the projected cash flows, long-term growth rate, the risk applicable to the Company, industry and market as a whole.

The guideline public company method, a market approach method, was also used to estimate the fair value of the Company. The guideline public company method utilizes the trading multiples of similarly traded public companies. The unobservable inputs used to measure the fair value primarily included projected revenue growth rates and the determination of appropriate market comparison companies. Selected multiples were considered and applied to the trailing-twelve-month and next-twelve-month enterprise value-to-revenue multiples.

The resulting estimated fair value was reconciled to the Company’s market capitalization. The reconciliation included an estimated implied control premium above the Company's market capitalization on September 30, 2022 of approximately 25%. Based on the results of the impairment test, the Company determined goodwill was fully impaired and recorded an impairment charge of $16.6 million during the three months ended September 30, 2022.

The following is a summary of intangible assets with definite and indefinite lives (in thousands):

	Balance at September 30, 2022			Balance at December 31, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Definite Lived:
Customer relationships	$9,180	$4,256	$4,924	$9,180	$3,395	$5,785
Indefinite Lived:
Tradename	12,919	—	12,919	12,919	—	12,919
Total intangible assets	$22,099	$4,256	$17,843	$22,099	$3,395	$18,704

For the three months ended September 30, 2022 and 2021, amortization expense was approximately $0.3 million and $0.3 million, respectively. For the nine months ended September 30, 2022 and 2021, amortization expense was approximately $0.9 million and $0.9 million, respectively.

As of September 30, 2022, the remaining weighted-average useful life of definite lived intangible assets is 4.3 years. The estimated future amortization expense of intangible assets with definite lives is as follows (in thousands):

Amount
Remainder of 2022	$287
2023	1,148
2024	1,148
2025	1,148
2026	1,148
Thereafter	45
Estimated future amortization expense of definite-lived intangible assets	$4,924

Note 9. Accrued Liabilities

Accrued liabilities were comprised of the following (in thousands):

	As of September 30, 2022	As of December 31, 2021
Payroll-related	$2,956	$2,818
Property, plant and equipment	2,000	1,446
Deferred revenue	487	200
Other	1,147	1,031
Total current accrued liabilities	$6,590	$5,495

Note 10. Long-Term Debt, Net

On May 10, 2022, the Company entered into the Amended and Restated Credit and Security Agreement (Term Loan) as borrower, with MidCap Financial Trust (MidCap), as agent and lender, and the additional lenders from time to time party thereto (the Term Loan Credit Agreement) and the Amended and Restated Credit and Security Agreement (Revolving Loan) as borrower, with MidCap as agent and lender, and the additional lenders from time to time party thereto (the Revolving Loan Credit Agreement, together with the Term Loan Credit Agreement, the Credit Agreement). Subsequent to September 30, 2022, the Company amended the Credit Agreement. Refer to Note 15, Subsequent Events, below for a description of the amendment. The description of terms of the Credit Agreement in this Note 10 describes the Credit Agreement as in effect during the three and nine months ended September 30, 2022.

The Credit Agreement provided for a $57.135 million credit facility (the Credit Facility) consisting of a $52.135 million senior secured term loan (the Term Loan) and a $5.0 million working capital facility (the Revolver). The Term Loan consisted of the $12.0 million balance made available in 2021 under the previous credit facility and an additional $40.135 million, staged such that $5.135 million was funded upon closing of the Credit Agreement, an additional $5.0 million was funded on October 31, 2022, $10.0 million was to be available in the first half of 2023, $10.0 million was to be available in the second half of 2023 and $10.0 million was to be available in the first half of 2024, with the borrowing in the second half of 2023 and in the first half of 2024 being contingent upon achieving trailing twelve months of Clinical Solutions revenue of $15.0 million and $19.0 million, respectively, and liquidity requirements (as defined in the Credit Agreement) of $10.0 million and $15.0 million, respectively. The maximum loan amount under the Revolver was $5.0 million, and the Company was permitted to request the lenders to increase such amount up to $15.0 million. Borrowings on the Revolver were limited in accordance with a borrowing base calculation.

The interest on the Term Loan was based on the annual rate of one-month London Inter-Bank Offered Rate (LIBOR) plus 6.45%, subject to a LIBOR floor of 1.00%. If any advance under the Term Loan was prepaid at any time, the prepayment fee was based on the amount being prepaid and an applicable percentage amount, such as 3%, 2%, or 1%, based on the date the prepayment is made after the closing date of the Term Loan. Interest on the outstanding balance of the Revolver was payable monthly in arrears at an annual rate of one-month LIBOR plus 3.75%, subject to a LIBOR floor of 1.00%.

The maturity date of the Credit Facility was May 1, 2027. On the date of termination of the Term Loan or the date on which the obligations under the Term Loan become due and payable in full, the Company would pay an exit fee in an amount equal to five percent of the total aggregate principal amount of term loans made pursuant to the Term Loan as of such date. The Credit Agreement contained a financial covenant based upon a trailing twelve months of net revenue, including a requirement of $42.5 million in the twelve months ending December 31, 2022.

Long-term debt, net consists of the following (in thousands):

	As of September 30, 2022	As of December 31, 2021
Long-term debt	$17,135	$12,000
Cumulative accretion of exit fee	66	90
Unamortized debt discount and debt issuance costs	(323)	(220)
Long-term debt, net	$16,878	$11,870

At September 30, 2022, the scheduled maturities of the Company's debt obligations were as follows (in thousands):

Amount
Remainder of 2022	$—
2023	—
2024	—
2025	5,712
2026	8,567
Thereafter	2,856
Total	$17,135

As of September 30, 2022, the fair value of the Company's long-term debt approximates its carrying value. The fair value of the Company's long-term debt was based on observable market inputs (Level 2).

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

Stock Options

The following table summarizes the stock option activity for the nine months ended September 30, 2022 (in thousands, except share and per share data):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2022	2,764,112	$4.63	8.69	$45,280
Granted	984,950	$14.27
Exercised	(105,232)	$1.27
Cancelled or forfeited	(159,074)	$11.63
Outstanding at September 30, 2022	3,484,756	$7.14	8.29	$4,857
Exercisable at September 30, 2022	1,214,640	$3.61	7.97	$2,347
Vested and expected to vest at September 30, 2022	3,200,074	$7.73	8.46	$4,036

The weighted average assumptions used in the Black-Scholes pricing model for stock options granted during the three and nine months ended September 30, 2022 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Estimated dividend yield	-%	-%	-%	-%
Weighted-average expected stock price volatility	34.27%	33.16%	33.22%	33.65%
Weighted-average risk-free interest rate	3.49%	0.99%	2.19%	0.93%
Expected average term of options (in years)	6.25	6.25	6.25	6.11
Weighted-average fair value of common stock	$4.84	$27.49	$14.27	$15.25
Weighted-average fair value per option	$1.95	$9.42	$5.23	$5.62

Restricted Stock

The following table summarizes the restricted stock unit activity for the nine months ended September 30, 2022 (in thousands, except share and per share data):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at January 1, 2022	—	$—
Granted	28,071	$7.43
Vested	—	$—
Forfeited	—	$—
Outstanding at September 30, 2022	28,071	$7.43

Employee Stock Purchase Plan

The Company also maintains an employee stock purchase plan (ESPP) that authorizes the issuance of shares of common stock pursuant to purchase rights granted to eligible employees. Unless otherwise determined by the Company’s board of directors, shares of the Company’s common stock will be purchased for the accounts of employees participating in the Company’s ESPP at a price per share equal to the lesser of (i) 85% of the fair market value of a share of the Company’s common stock on the first day of an offering; or (ii) 85% of the fair market value of a share of the Company’s common stock on the date of purchase. The Company issued zero and 13,235 shares of common stock under the ESPP during the three and nine months ended September 30, 2022, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense included in the accompanying condensed financial statements was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of sales	$45	$1	$108	$1
Research and development	40	30	153	107
Sales and marketing	126	(30)	351	23
General and administrative	757	441	2,077	796
Total stock-based compensation expense	$968	$442	$2,689	$927

Stock-based compensation expense related to stock options was $0.9 million and $0.4 million for the three months ended September 30, 2022 and 2021, respectively and $2.5 million and $0.9 million for the nine months ended September 30, 2022 and 2021, respectively. Unrecognized compensation expense related to stock options was $10.1 million at September 30, 2022, which is expected to be recognized as expense over the weighted-average period of 3.05 years.

Stock-based compensation expense related to restricted stock units was not significant for the three and nine months ended September 30, 2022 and 2021. Unrecognized compensation expense related to restricted stock units was $0.1 million at September 30, 2022, which is expected to be recognized as expense over the weighted-average period of 0.67 years.

Stock-based compensation expense related to the ESPP was not significant for the three and nine months ended September 30, 2022 and 2021. Total compensation cost related to the ESPP not yet recognized also was not significant. As of September 30, 2022, an insignificant amount has been withheld on behalf of employees for future purchase under the ESPP.

Note 12. Income Taxes

For the three months ended September 30, 2022 and 2021, the Company recorded an income tax benefit of $0.4 million and $0.9 million, respectively. The effective tax rates for the three months ended September 30, 2022 and 2021 were 1.6% and 21.5%, respectively. The effective tax rates differ from the federal statutory rate primarily due to losses not expected to be benefitted and goodwill impairment disallowed for tax purposes.

For the nine months ended September 30, 2022 and 2021, the Company recorded an income tax benefit of $1.1 million and $1.6 million, respectively. The effective tax rates for the nine months ended September 30, 2022 and 2021 were 3.2% and 21.0%, respectively. The effective tax rates differ from the federal statutory rate primarily due to losses not expected to be benefitted and goodwill impairment disallowed for tax purposes.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(22,474)	$(3,251)	$(34,174)	$(6,156)
Weighted average shares used in computing net loss per share—basic and diluted	28,090,267	28,011,917	28,059,897	12,069,214
Net loss per share—basic and diluted	$(0.80)	$(0.12)	$(1.22)	$(0.51)

The following is a summary of the Company's common stock equivalents for the securities outstanding during the respective periods that have been excluded from the computation of diluted net loss per common share, as their effect would be anti-dilutive:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Employee share-based awards to purchase common stock	3,311,656	2,577,649	3,133,232	2,426,120
Convertible Series A preferred stock	—	—	—	6,159,621
Total	3,311,656	2,577,649	3,133,232	8,585,741

Note 14. Related Parties

The Company has identified the following as related parties through common control: Meeches LLC (Meeches) and Thomas E. Davis, LLC (TED LLC). Meeches is controlled by Ted Davis and Irene Davis, founders and current directors, and greater than five percent stockholders of the Company. TED, LLC is also controlled by Ted Davis.

The Company leased certain real property and had a related party note receivable totaling $0.5 million, which was received during the three months ended March 31, 2021. The Company leases certain real property from Meeches and did not have any outstanding balances owed to Meeches as of September 30, 2022 or December 31, 2021. For the three months ended September 30, 2022 and 2021, the Company paid Meeches $0.1 million and $0.1 million, respectively. For the nine months ended September 30, 2022 and 2021, the Company paid Meeches $0.2 million and $0.2 million, respectively.

Note 15. Subsequent Events

On November 8, 2022, the Company entered into Amendment No. 1 to the Credit Agreement (Amendment No. 1 or, as amended, the Amended Credit Agreement) which (i) replaced the LIBOR-based interest rate with a rate equal to the forward-looking one-month term Secured Overnight Financing Rate adjusted upward by 0.10% (or Term SOFR, as defined in Amendment No. 1) plus an applicable margin (6.45% for the Term Loan and 3.75% for the Revolver), with a Term SOFR floor of 1.00%, and with such interest rate calculation change taking effect on December 1, 2022, (ii) increased the applicable prepayment fee percentage amounts by one percentage point, (iii) gave lenders discretion regarding the $10.0 million in borrowing that was previously guaranteed to be available under the Term Loan in the first half of 2023, and (iv) reduced the requirements for trailing twelve months of net revenue for all future periods—for example, for the twelve months ending December 31, 2022, the minimum net revenue requirement was reduced from $42.5 million to $38.0 million. Concurrent with Amendment No. 1, the exit fee due on the date of termination of the Term Loan, or the date on which the obligations under the Term Loan become due and payable in full, increased from five percent to seven percent of the total aggregate principal amount of term loans made pursuant to the Term Loan as of such date. Refer to Item 5, below, for further discussion of Amendment No.1. Other than the modifications described in this Note 15 and in Item 5 below, the Credit Agreement continues unmodified in all other material respects.

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

We manufacture our products at our Hollister, California headquarters and stock inventory of raw materials, components, and finished goods at that location. We rely on a limited number of suppliers for certain raw materials, and we have no long-term supply arrangements with our suppliers, as we order on a purchase order basis. We ship our products directly from our warehouses in Hollister, California and Mansfield, Massachusetts to our customers and distributors, generally pursuant to purchase orders. We typically recognize revenue when products are shipped.

We generated revenue of $10.7 million during the three months ended September 30, 2022, which represents an increase of $1.3 million as compared to revenue of $9.4 million during the three months ended September 30, 2021. For the three months ended September 30, 2022 and 2021, only 2.9% and 3.0%, respectively, of our revenue was generated from customers located outside of the United States. We generated revenue of $33.5 million during the nine months ended September 30, 2022, which represents an increase of $6.7 million as compared to revenue of $26.8 million during the nine months ended September 30, 2021. For the nine months ended September 30, 2022 and 2021, only 3.1% and 3.3%, respectively, of our revenue was generated from customers located outside of the United States. Our sales outside of the United States are denominated in U.S. Dollars.

We had an operating loss of $23.0 million during the three months ended September 30, 2022, compared to an operating loss of $3.9 million during the three months ended September 30, 2021. We had an operating loss of $35.4 million during the nine months ended September 30, 2022, compared to an operating loss of $7.2 million during the nine months ended September 30, 2021. We expect our expenses will continue to increase in future periods, but at a slower rate, in connection with our ongoing activities as we:

•
attract, hire and retain qualified personnel;
•
invest in processes and infrastructure to enable manufacturing automation and expand capacity, including the ongoing buildout of our new, state-of-the-art manufacturing, warehouse and distribution facilities;
•
develop new products and services and create intellectual property;
•
build our brand and market, and sell new and existing products and services; and
•
potentially acquire businesses, technologies, or intellectual property to accelerate the growth of our business.

We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including the impact on our customers, employees, suppliers, business partners, and distribution channels, and closely manage our response to the pandemic in collaboration with customers, team members, and business partners. We believe that we have successfully navigated the uncertain environment surrounding the COVID-19 pandemic to date, and that we will continue to do so, but the situation remains fluid. We are therefore unable to predict the impact that the COVID-19 pandemic will have on our customers, employees, suppliers, business partners, distribution channels, future financial position and operating results due to numerous uncertainties; any material effect on these factors could adversely impact us. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, rising inflation, supply chain constraints, as well as other unanticipated consequences remain unknown. For further information regarding the impact of the COVID-19 pandemic on the Company, please see Item 1A., "Risk Factors" in this report.

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and Three Months Ended September 30, 2021

The following tables set forth our results of operations for the three months ended September 30, 2022 and 2021 (dollars in thousands):

	For the Three Months Ended September 30,
	2022	2021	$ Change	% Change
Revenue	$10,692	$9,392	$1,300	13.8%
Cost of sales	5,922	5,129	793	15.5%
Gross profit	4,770	4,263	507	11.9%
Operating expenses:
Research and development	1,925	1,372	553	40.3%
Sales and marketing	2,397	885	1,512	170.8%
General and administrative	6,502	5,607	895	16.0%
Amortization of intangible assets	287	287	—	—
Goodwill impairment	16,613	—	16,613	100.0%
Total operating expenses	27,724	8,151	19,573	240.1%
Loss from operations	(22,954)	(3,888)	(19,066)	490.4%
Other income (expenses), net
Interest income (expense), net	70	(255)	325	(127.5)%
Other income (expense), net	36	—	36	100.0%
Total other income (expenses), net	106	(255)	361	(141.6)%
Loss before income taxes	(22,848)	(4,143)	(18,705)	451.5%
Benefit from income taxes	(374)	(892)	518	(58.1)%
Net loss	$(22,474)	$(3,251)	$(19,223)	591.3%

Revenue

Our revenue disaggregated by product category for the three months ended September 30, 2022 and 2021 was as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2022	2021	$ Change	% Change
Lab Essentials	$9,470	$7,195	$2,275	31.6%
Clinical Solutions	919	1,690	(771)	(45.6)%
Sample Transport	—	73	(73)	(100.0)%
Other	303	434	(131)	(30.2)%
Total revenue	$10,692	$9,392	$1,300	13.8%

Total revenue was $10.7 million for the three months ended September 30, 2022, and $9.4 million for the three months ended September 30, 2021.

Lab Essentials revenue was $9.5 million for the three months ended September 30, 2022, an increase of $2.3 million, or 31.6%, compared to $7.2 million for the three months ended September 30, 2021. The growth in Lab Essentials revenue was primarily attributable to higher average revenue per customer and, to a lesser extent, an increased number of customers.

Clinical Solutions revenue was $0.9 million for the three months ended September 30, 2022, a decrease of $0.8 million, or 45.6%, compared to $1.7 million for the three months ended September 30, 2021. The decrease in Clinical Solutions revenue was primarily attributable to lower average revenue per customer and, to a lesser extent, to a decreased number of customers.

Sample Transport revenue was not significant for the three months ended September 30, 2022 and 2021, respectively. Beginning in early 2021 there was a decline in market demand for COVID-19 testing and an increase in market supply of sample transport products. As a result, in 2021, we decided to cease production of sample transport medium and no longer market those products.

Our revenue disaggregated by geographic region, for the three months ended September 30, 2022 and 2021 was as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2022	2021	$ Change	% Change
United States	$10,384	$9,114	$1,270	13.9%
International	308	278	30	10.8%
Total revenue	$10,692	$9,392	$1,300	13.8%

Revenue from sales to customers in the U.S. was $10.4 million for the three months ended September 30, 2022, and $9.1 million for the three months ended September 30, 2021. Revenue from U.S. sales was consistent period over period, representing 97.1% and 97.0% of our total revenue during the three months ended September 30, 2022 and 2021, respectively.

Revenue from sales to customers in markets outside of the U.S. was $0.3 million for the three months ended September 30, 2022, and $0.3 million for the three months ended September 30, 2021. Revenue from international sales was also consistent, representing 2.9% and 3.0% of our total revenue during the three months ended September 30, 2022 and 2021, respectively.

Gross profit

Our gross profit for the three months ended September 30, 2022 and 2021 was as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2022	2021	$ Change	% Change
Cost of sales	$5,922	$5,129	$793	15.5%
Gross profit	4,770	4,263	507	11.9%
Gross profit %	44.6%	45.4%

Gross profit percentage was 44.6% for the three months ended September 30, 2022, and 45.4% for the three months ended September 30, 2021. The decrease in gross profit percentage for the three months ended September 30, 2022, was primarily driven by higher labor costs.

Operating expenses

Our operating expenses for the three months ended September 30, 2022 and 2021 were as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2022	2021	$ Change	% Change
Research and development	$1,925	$1,372	$553	40.3%
Sales and marketing	2,397	885	1,512	170.8%
General and administrative	6,502	5,607	895	16.0%
Amortization of intangible assets	287	287	—	—
Goodwill impairment	16,613	—	16,613	100.0%
Total operating expenses	$27,724	$8,151	$19,573	240.1%

Research and development expenses were $1.9 million for the three months ended September 30, 2022, and $1.4 million for the three months ended September 30, 2021. The increase was primarily driven by additional headcount and professional fees to support our new product and process development efforts.

Sales and marketing expenses were $2.4 million for the three months ended September 30, 2022, and $0.9 million for the three months ended September 30, 2021. The increase was primarily driven by additional headcount to develop our commercial presence and improve customer support, as well as higher marketing expenses.

General and administrative expenses were $6.5 million for the three months ended September 30, 2022, and $5.6 million for the three months ended September 30, 2021. The increase was primarily driven by additional headcount, occupancy costs, and stock-based compensation expense incurred to build the infrastructure necessary to support our growth strategy, partially offset by lower professional fees.

We incurred a $16.6 million goodwill impairment charge for the three months ended September 30, 2022 with no comparable charges in the same period of the prior year. Refer to Note 8, Goodwill and Intangible Assets, Net, in our financial statements for details regarding the impairment.

Other income (expenses), net

Our other income (expenses), net for the three months ended September 30, 2022 and 2021 were as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2022	2021	$ Change	% Change
Interest income (expense), net	$70	$(255)	$325	(127.5)%
Other income (expense), net	36	—	36	100.0%
Total other income (expenses), net	$106	$(255)	$361	(141.6)%

Total other income (expenses), net were not significant for the three months ended September 30, 2022, as we capitalized $0.4 million of interest during the period. For the three months ended September 30, 2021, total other expenses were $0.3 million, which primarily related to interest expense related to our long-term debt agreement entered into in late March 2021, which we amended and restated in May 2022 and further amended in November 2022.

Benefit from income taxes

Our benefit from income taxes for the three months ended September 30, 2022 and 2021 was as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2022	2021	$ Change	% Change
Benefit from income taxes	$(374)	$(892)	$518	(58.1)%
Effective tax rate	1.6%	21.5%

Our benefit from income taxes was $0.4 million for the three months ended September 30, 2022, which was primarily due to a federal deferred tax benefit from losses in that period. Our benefit from income taxes was $0.9 million for the three months ended September 30, 2021. The decrease in our benefit from income taxes for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, was attributable to operating losses not expected to be benefitted and goodwill impairment disallowed for tax purposes.

Comparison of the Nine Months Ended September 30, 2022 and Nine Months Ended September 30, 2021

The following tables set forth our results of operations for the nine months ended September 30, 2022 and 2021 (dollars in thousands):

	For the Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Revenue	$33,529	$26,783	$6,746	25.2%
Cost of sales	18,163	14,141	4,022	28.4%
Gross profit	15,366	12,642	2,724	21.5%
Operating expenses:
Research and development	5,867	2,922	2,945	100.8%
Sales and marketing	6,592	2,494	4,098	164.3%
General and administrative	20,856	13,606	7,250	53.3%
Amortization of intangible assets	861	861	—	—
Goodwill impairment	16,613	—	16,613	100.0%
Total operating expenses	50,789	19,883	30,906	155.4%
Loss from operations	(35,423)	(7,241)	(28,182)	389.2%
Other income (expenses), net
Interest income (expense), net	85	(553)	638	(115.4)%
Other income (expense), net	36	(2)	38	(1900.0)%
Total other income (expenses), net	121	(555)	676	(121.8)%
Loss before income taxes	(35,302)	(7,796)	(27,506)	352.8%
Benefit from income taxes	(1,128)	(1,640)	512	(31.2)%
Net loss	$(34,174)	$(6,156)	$(28,018)	455.1%

Revenue

Our revenue disaggregated by product category for the nine months ended September 30, 2022 and 2021 was as follows (dollars in thousands):

	For the Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Lab Essentials	$24,838	$20,440	$4,398	21.5%
Clinical Solutions	7,673	4,354	3,319	76.2%
Sample Transport	6	1,035	(1,029)	(99.4)%
Other	1,012	954	58	6.1%
Total revenue	$33,529	$26,783	$6,746	25.2%

Total revenue was $33.5 million for the nine months ended September 30, 2022, and $26.8 million for the nine months ended September 30, 2021.

Lab Essentials revenue was $24.8 million for the nine months ended September 30, 2022, an increase of $4.4 million, or 21.5%, compared to $20.4 million for the nine months ended September 30, 2021. The growth in Lab Essentials revenue was primarily attributable to higher average revenue per customer and, to a lesser extent, an increased number of customers.

Clinical Solutions revenue was $7.7 million for the nine months ended September 30, 2022, an increase of $3.3 million, or 76.2%, compared to $4.4 million for the nine months ended September 30, 2021. The increase in Clinical Solutions revenue was primarily attributable to higher average revenue per customer and, to a lesser extent, to an increased number of customers.

Sample Transport revenue was not significant for the nine months ended September 30, 2022, compared to $1.0 million for the nine months ended September 30, 2021. The decline in Sample Transport revenue was due to the decline in market demand for COVID-19 testing and an increase in market supply of sample transport products, each of which began in early 2021. As a result, in 2021, we decided to cease production of sample transport medium and no longer market those products.

Our revenue disaggregated by geographic region, for the nine months ended September 30, 2022 and 2021 was as follows (dollars in thousands):

	For the Nine Months Ended September 30,
	2022	2021	$ Change	% Change
United States	$32,489	$25,890	$6,599	25.5%
International	1,040	893	147	16.5%
Total revenue	$33,529	$26,783	$6,746	25.2%

Revenue from sales to customers in the U.S. was $32.5 million for the nine months ended September 30, 2022, and $25.9 million for the nine months ended September 30, 2021. Revenue from U.S. sales was consistent period over period, representing 96.9% and 96.7% of our total revenue during the nine months ended September 30, 2022 and 2021, respectively.

Revenue from sales to customers in markets outside of the U.S. was $1.0 million for the nine months ended September 30, 2022, and $0.9 million for the nine months ended September 30, 2021. Revenue from international sales was also consistent, representing 3.1% and 3.3% of our total revenue during the nine months ended September 30, 2022 and 2021, respectively.

Gross profit

Our gross profit for the nine months ended September 30, 2022 and 2021 was as follows (dollars in thousands):

	For the Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Cost of sales	$18,163	$14,141	$4,022	28.4%
Gross profit	15,366	12,642	2,724	21.5%
Gross profit %	45.8%	47.2%

Gross profit percentage was 45.8% for the nine months ended September 30, 2022, and 47.2% for the nine months ended September 30, 2021. The decrease in gross profit percentage for the nine months ended September 30, 2022, was primarily driven by higher labor costs, partially offset by a decrease in inventory provisions during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Operating expenses

Our operating expenses for the nine months ended September 30, 2022 and 2021 were as follows (dollars in thousands):

	For the Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Research and development	$5,867	$2,922	$2,945	100.8%
Sales and marketing	6,592	2,494	4,098	164.3%
General and administrative	20,856	13,606	7,250	53.3%
Amortization of intangible assets	861	861	—	—
Goodwill impairment	16,613	—	16,613	100.0%
Total operating expenses	$50,789	$19,883	$30,906	155.4%

Research and development expenses were $5.9 million for the nine months ended September 30, 2022, and $2.9 million for the nine months ended September 30, 2021. The increase was primarily driven by additional headcount, professional fees, and supplies to support our new product and process development efforts.

Sales and marketing expenses were $6.6 million for the nine months ended September 30, 2022, and $2.5 million for the nine months ended September 30, 2021. The increase was primarily driven by additional headcount to develop our commercial presence and improve customer support, as well as higher marketing and stock-based compensation expenses.

General and administrative expenses were $20.9 million for the nine months ended September 30, 2022, and $13.6 million for the nine months ended September 30, 2021. The increase was primarily driven by additional headcount as well as stock-based compensation, and insurance expense incurred to build the infrastructure necessary to support our growth strategy.

We incurred a $16.6 million goodwill impairment charge for the three months ended September 30, 2022 with no comparable charges in the same period of the prior year. Refer to Note 8, Goodwill and Intangible Assets, Net, in our financial statements for details regarding the impairment.

Other income (expenses), net

Our other income (expenses), net for the nine months ended September 30, 2022 and 2021 was as follows (dollars in thousands):

	For the Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Interest income (expense), net	$85	$(553)	$638	(115.4)%
Other income (expense), net	36	(2)	38	(1900.0)%
Total other income (expenses), net	$121	$(555)	$676	(121.8)%

Total other income (expenses), net were not significant for the nine months ended September 30, 2022, as we capitalized $1.1 million of interest during the period. For the nine months ended September 30, 2021, total other expenses were $0.6 million, which primarily related to interest expense related to our long-term debt agreement entered into in late March 2021, which we amended and restated in May 2022 and further amended in November 2022.

Benefit from income taxes

Our benefit from income taxes for the nine months ended September 30, 2022 and 2021 was as follows (dollars in thousands):

	For the Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Benefit from income taxes	$(1,128)	$(1,640)	$512	(31.2)%
Effective tax rate	3.2%	21.0%

Our benefit from income taxes was $1.1 million for the nine months ended September 30, 2022, which was primarily due to a federal deferred tax benefit from losses in that period. Our benefit from income taxes was $1.6 million for the nine months ended September 30, 2021. The decrease in our benefit from income taxes for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, was attributable to operating losses not expected to be benefitted and goodwill impairment disallowed for tax purposes.

Liquidity and Capital Resources

Our principal liquidity requirements are to fund our operations (which includes, but is not limited to, maintaining sufficient levels of inventory to meet the anticipated demand of our customers) and our capital expenditures, including the expansion of our manufacturing operations such as the construction of a new manufacturing, warehouse, and distribution facilities in Hollister, California. The primary source of financing for our operations was our initial public offering (IPO), which we completed in June 2021, and resulted in net proceeds to us of $99.1 million, after deducting underwriting discounts and commissions of $7.7 million and offering expenses of $3.6 million. As of September 30, 2022, we had $57.7 million in net working capital, which included $49.9 million in cash and cash equivalents.

In addition to our existing cash and cash equivalents balance, our principal source of liquidity is our credit facility as described below in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility.”

To facilitate our expected growth, we may also lease or purchase additional office, manufacturing, warehouse, and/or distribution facilities. See “Notes to Financial Statements—Note 7—Leases." We expect to continue to make investments as we expand our operations and increase capacity. In particular, as described above, we are building a new manufacturing facility in Hollister, California, which we expect to be a significant use of cash over the next 6 to 12 months. We are carrying the majority of the fixed assets associated with this facility as construction in progress on our balance sheet until parts of the facility are put into service. These uses of cash are not reasonably likely to result in material changes in our liquidity. We may also use our liquidity to pursue potential acquisitions that further or accelerate our strategy.

Credit Facility

On May 10, 2022, we entered into the Amended and Restated Credit and Security Agreement (Term Loan) as borrower, with MidCap Financial Trust (MidCap), as agent and lender, and the additional lenders from time to time party thereto (the Term Loan Credit Agreement) and the Amended and Restated Credit and Security Agreement (Revolving Loan) as borrower, with MidCap as agent and lender, and the additional lenders from time to time party thereto (the Revolving Loan Credit Agreement, together with the Term Loan Credit Agreement, the Credit Agreement). The Credit Agreement provided for a $57.135 million credit facility (the Credit Facility) consisting of a $52.135 million senior secured term loan (the Term Loan) and a $5.0 million working capital facility (the Revolver). The Term Loan consisted of the $12.0 million balance made available in 2021 under the previous credit facility and an additional $40.135 million, staged such that $5.135 million was funded upon closing of the Credit Agreement, an additional $5.0 million was funded on October 31, 2022, $10.0 million was to be available in the first half of 2023, $10.0 million was to be available in the second half of 2023 and $10.0 million was to be available in the first half of 2024, with the borrowing in the second half of 2023 and in the first half of 2024 being contingent upon achieving trailing twelve months of Clinical Solutions revenue of $15.0 million and $19.0 million, respectively, and liquidity requirements (as defined in the Credit Agreement) of $10.0 million and $15.0 million, respectively. The maximum loan amount under the Revolver was $5.0 million, and we were permitted to request the lenders to increase such amount up to $15.0 million. Borrowings on the Revolver were limited in accordance with a borrowing base calculation.

The interest on the Term Loan was based on the annual rate of one-month London Inter-Bank Offered Rate (LIBOR) plus 6.45%, subject to a LIBOR floor of 1.00%. If any advance under the Term Loan was prepaid at any time, the prepayment fee was based on the amount being prepaid and an applicable percentage amount, such as 3%, 2%, or 1%, based on the date the prepayment was made after the closing date of the Term Loan. Interest on the outstanding balance of the Revolver was payable monthly in arrears at an annual rate of one-month LIBOR plus 3.75%, subject to a LIBOR floor of 1.00%.

The maturity date of the Credit Facility was May 1, 2027. On the date of termination of the Term Loan or the date on which the obligations under the Term Loan become due and payable in full, we would pay an exit fee in an amount equal to five percent of the total aggregate principal amount of term loans made pursuant to the Term Loan as of such date. The Credit Agreement contained a financial covenant based upon a trailing twelve months of net revenue, including a requirement of $42.5 million in the twelve months ending December 31, 2022.

On November 8, 2022, we entered into Amendment No. 1 to the Credit Agreement (Amendment No. 1 or, as amended, the Amended Credit Agreement) which (i) replaced the LIBOR-based interest rate with a rate equal to the forward-looking one-month term Secured Overnight Financing Rate adjusted upward by 0.10% (or Term SOFR, as defined in Amendment No. 1) plus an applicable margin (6.45%, for the Term Loan and 3.75% for the Revolver), with a Term SOFR floor of 1.00%, and with such interest rate calculation change taking effect on December 1, 2022, (ii) increased the applicable prepayment fee percentage amounts by one percentage point, (iii) gave lenders discretion regarding the $10.0 million in borrowing that was previously guaranteed to be available under the Term Loan in the first half of 2023, and (iv) reduced our requirements for trailing twelve months of net revenue for all future periods—for example, for the twelve months ending December 31, 2022, our minimum net revenue requirement was reduced from $42.5 million to $38.0 million. Concurrent with Amendment No. 1, the exit fee due on the date of termination of the Term Loan or the date on which the obligations under the Term Loan become due and payable in full, increased from five percent to seven percent of the total aggregate principal amount of term loans made pursuant to the Term Loan as of such date. Refer to Item 5, below, for further discussion of Amendment No.1. Other than the modifications described in this paragraph and in Item 5 below, the Credit Agreement continues unmodified in all other material respects.

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

The following table sets forth, for the periods indicated, net cash flows used in operating activities, used in investing activities, and provided by financing activities (in thousands):

	For the Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(19,371)	$(5,987)
Net cash used in investing activities	(23,419)	(10,109)
Net cash provided by financing activities	5,127	110,794
Net (decrease) increase in cash and cash equivalents	$(37,663)	$94,698

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

Net cash used in operating activities was $19.4 million for the nine months ended September 30, 2022, which primarily consisted of net loss of $34.2 million plus net adjustments for non-cash charges of $21.3 million, offset by net changes in operating assets and liabilities of $6.5 million. The primary non-cash adjustments to net loss included a $16.6 million goodwill impairment charge, $2.3 million of depreciation and amortization and $2.7 million of stock-based compensation, partially offset by $1.1 million in deferred taxes. Net cash used in changes in operating assets and liabilities consisted primarily of a $5.1 million increase in inventories, $1.1 million increase in prepaid expenses and other current assets, $0.9 million increase in accounts receivable, $0.7 million increase in contract assets, and a $1.0 million increase in other non-current assets, partially offset by a $1.1 million decrease in income taxes receivable, $1.0 million increase in accounts payable, and a $0.3 million increase in accrued liabilities.

Net cash used in operating activities was $6.0 million for the nine months ended September 30, 2021, which primarily consisted of net loss of $6.2 million plus net adjustments for non-cash charges of $2.4 million, offset by net changes in operating assets and liabilities of $2.3 million. The primary non-cash adjustments to net loss included $2.1 million of depreciation and amortization, $0.9 million of stock-based compensation, $0.7 million related to an inventory reserve, and $0.2 million related to a bad debt reserve, partially offset by $1.6 million in deferred taxes. Net cash used in changes in operating assets and liabilities consisted primarily of a $1.8 million increase in prepaid expenses and other current assets, a $1.5 million increase in inventories, and a $0.2 million increase in accounts receivable, partially offset by a $0.6 million increase in accrued liabilities, a $0.5 million increase in accounts payable and a $0.2 million decrease in income taxes receivable.

Investing Activities

Net cash used in investing activities relates primarily to capital expenditures and purchases of marketable securities, partially offset by proceeds from maturities and sales of marketable investments.

Net cash used in investing activities was $23.4 million for the nine months ended September 30, 2022, which consisted of purchases of property, plant and equipment.

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

Net cash provided by financing activities was $5.1 million for the nine months ended September 30, 2022, which was primarily attributable to proceeds from long-term debt of $5.1 million, partially offset by related debt issuance costs of $0.2 million and payment of exit fee costs related to our debt refinancing of $0.1 million. We also received proceeds of $0.1 million from the exercise of stock options and $0.1 million from issuance of common stock under our employee stock purchase plan.

Net cash provided by financing activities was $110.8 million for the nine months ended September 30, 2021, which was primarily attributable to proceeds from our IPO, net of underwriters' commissions and discounts of $102.7 million and proceeds from long-term debt of $11.9 million, partially offset by related debt issuance costs of $0.2 million and payment of costs related to our IPO of $3.6 million.

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

Under the JOBS Act, we will remain an emerging growth company until the earliest to occur of:

•
the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more;
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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2022, we implemented a new enterprise resource planning (ERP) system, which we expect to improve our transactional processing and financial reporting. We believe the implementation of the ERP system and related changes to internal controls will strengthen our ability to scale our business and enhance our internal control over financial reporting. We have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during the system change and will continue to monitor the impact of this implementation on our processes and procedures, as well as the impact on our internal control over financial reporting.

There were no other changes in our internal control over financial reporting during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We believe the material weakness discussed above was remediated during the quarter ended March 31, 2022.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, as well as other information included in this Quarterly Report on Form 10-Q, and in our other public filings. The risks and uncertainties described below are not the only ones we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, results of operations and prospects. In that event, the trading price of our common stock could decline, and you may lose all or part of your original investment. This Quarterly Report on Form 10-Q also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below. The risks relating to our business as set forth in the 2021 Annual Report on Form 10-K are set forth below and are unchanged substantively as of September 30, 2022, except for those risks designated by an asterisk (*).

Risks Related to Our Business and Strategy

*We have incurred operating losses in the past and may incur losses in the future.

We have incurred operating losses in the past, may incur operating losses in the future and may never achieve or maintain profitability. For the period ending December 31, 2021, we incurred net losses of $9.8 million; and although we had net income of approximately $3.6 million for the year ended December 31, 2020, we also incurred net losses prior to such time, including $1.3 million for the period from January 14, 2019 through December 31, 2019, and approximately $0.1 million for the period from January 1, 2019 through January 13, 2019. In addition, during the three and nine months ended September 30, 2022, we incurred net losses of $22.5 million and $34.2 million, respectively, and during the three and nine months ended September 30, 2021, we incurred net losses of $3.3 million and $6.2 million. We expect that our operating expenses will continue to increase as we grow our business and we anticipate additional costs in connection with legal, accounting and other administrative expenses related to operating as a public company. Since our inception, we have financed our operations primarily through revenue from our products and the sale of our equity securities, including through our IPO. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate sufficient to offset increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. We may never be able to generate sufficient revenue to maintain profitability, and our recent growth and historical profitability should not be considered indicative of our future performance.

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

*Our efforts to increase the scale and capacity of our manufacturing processes and systems could be disruptive to our operations and adversely affect our results of operations and financial condition, and we may not realize some or all of the anticipated benefits of these initiatives in the time frame anticipated or at all.

We continue to extend our production capabilities by investing in automation and infrastructure to substantially increase the manufacturing capacity at our facilities, improve operating efficiency through the use of automation, and reduce delivery time for our custom Research Use Only (RUO) products and our products manufactured subject to Good Manufacturing Practice (GMP) requirements. We have recently expanded our footprint from 137,000 square feet to approximately 259,800 square feet, inclusive of the new manufacturing facility presently under construction, and we expect to expand our total production capacity by five-fold over the course of the next two years. The expansion and automation of our existing manufacturing facilities, as well as the creation of new or expanded manufacturing operations, could be disruptive to our operations, divert the attention of management and require significant investments. Our ability to increase our manufacturing capacity is dependent upon a number of uncertainties inherent in all new manufacturing operations, including ongoing compliance with regulatory requirements, the procurement and maintenance of construction, environmental and operational licenses and approvals for additional expansion, delays in construction, potential supply chain constraints, hiring, the training and retention of qualified employees and the pace of bringing production equipment and processes online with the capability to manufacture high quality products at scale. If we experience any problems or delays in meeting our projected timelines for expansion, if our projected costs or capital efficiency expectations are not met, or if the anticipated production capacity for our expansion efforts is not as expected, our business, financial condition, results of operations, cash flows and prospects may be harmed.

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

*Changes in economic conditions could negatively impact our revenue and earnings.

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

*The demand for our products and services depends in part on our customers’ research and development and the clinical and market success of their products. Our business, financial condition, and results of operations may be harmed if our customers spend less on, or are less successful in, these activities. In addition, customer spending may be affected by, among other things, the COVID-19 pandemic or adverse economic conditions caused in whole or in part by the pandemic.

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

*The consumers of the products we manufacture for our customers may significantly influence our business, financial condition, and results of operations.

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

*We depend on a limited number of customers for a high percentage of our revenue. If we cannot maintain our current relationships with customers, if we fail to sustain recurring sources of revenue with our existing customers, or if we fail to enter into new relationships, our future operating results will be adversely affected.

For the three months ended September 30, 2022 and 2021, customers making up more than 10% of our total revenue accounted for 42% and 32% of our total revenue. One of our largest customers is a distributor which made up 14% and 21% of total revenue for the three months ended September 30, 2022 and 2021. For the nine months ended September 30, 2022 and 2021, customers making up more than 10% of our total revenue accounted for 14% and 29% of our total revenue, all of which are distributors. Our customers that are distributors, as opposed to direct customers, represent highly diversified customer bases. A substantial majority of our customers buy from us on a purchase order basis. The revenue attributable to our top customers has fluctuated in the past and may fluctuate in the future, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects. In addition, the termination of these relationships could result in a temporary or permanent loss of revenue.

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

*We compete with life science, pharmaceutical and biotechnology companies, some of whom are our customers, who are substantially larger than we are and potentially capable of developing new approaches that could make our products and technology obsolete or develop their own internal capabilities that compete with our products, making it difficult for us to implement our strategies for revenue growth.

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

*Certain of our products are used by customers in the development and production of novel vaccines, drug therapies and molecular diagnostics, some of which represent relatively new and still-developing modes of treatment and testing. Unforeseen adverse events, negative clinical outcomes, or increased regulatory scrutiny of these treatments and their financial cost may damage public perception of the safety, utility, or efficacy of these vaccines and therapies or other modes of treatment and may harm our customers’ ability to conduct their business. Such events may negatively impact our revenue and have an adverse effect on our performance.

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

*We depend on a stable and adequate supply of quality raw materials from our suppliers, and price increases or interruptions of such supply could have an adverse impact on our business, financial condition, results of operations, cash flows and prospects.

Our operations depend upon our ability to obtain raw materials at reasonable prices. If we are unable to obtain the materials we need at reasonable prices, whether due to inflation in the broader economy or to developments more particular to our supply chain, we may not be able to produce certain of our products at marketable prices or at all, which could have a material adverse effect on our results of operations. Certain of our raw materials are sourced from a limited number of suppliers. For the three months ended September 30, 2022 and 2021, purchases from suppliers making up 10% or more of our total inventory purchases represented 61% and 50% of total inventory purchases, respectively. For the nine months ended September 30, 2022 and 2021, purchases from suppliers making up 10% or more of our total inventory purchases represented 54% and 49% of total inventory purchases, respectively. However, we note that one of these suppliers is a distributor that sells products on behalf of a diversified supply chain. Delays or difficulties in securing these raw materials or other laboratory materials could result in an interruption in our production operations if we cannot obtain an acceptable substitute. Any such interruption could significantly affect our business, financial condition, results of operations, cash flows and prospects.

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

*Natural disasters, geopolitical unrest, war, terrorism, public health issues or other catastrophic events, some possibly related to the increasing effects of climate change, could disrupt the supply, delivery or demand of our products, which could negatively affect our operations and performance.

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

*Our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovation, creativity and teamwork fostered by our culture and our business may be harmed.

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

*We are subject to financial, operating, legal and compliance risk associated with global operations.

We engage in limited business globally, with approximately 2.9% and 3.0% of our revenue for the three months ended September 30, 2022 and 2021, respectively, and 3.1% and 3.3% of our revenue for the nine months ended September 30, 2022 and 2021, respectively, coming from outside the U.S. However, one of our strategies is to expand geographically, both through distribution and through direct sales. We may also seek to expand geographically by acquiring complementary businesses outside of the U.S. This will subject us to a number of risks, including international economic, political, and labor conditions; currency fluctuations; tax laws (including U.S. taxes on income earned by foreign subsidiaries); increased financial accounting and reporting burdens and complexities; compliance with legislative and regulatory requirements that govern the collection, use, disclosure, security and cross-border transmission of personal information; unexpected changes in, or impositions of, legislative or regulatory requirements; failure of laws to protect intellectual property rights adequately; inadequate local infrastructure and difficulties in managing and staffing international operations; delays resulting from difficulty in obtaining export licenses for certain technology; tariffs, quotas and other trade barriers and restrictions; transportation delays; operating in locations with a higher incidence of corruption and fraudulent business practices; and other factors beyond our control, including terrorism, war, natural disasters, climate change and diseases.

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

*The effects on the capital markets and on the economy generally of the Russian invasion of Ukraine are uncertain and could have a material and adverse effect on our business, financial condition and results of operations.

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

We make certain of our products available to customers as Research Use Only (“RUO”) products. Products that are intended for research use only and are labeled as RUO are not regulated by the FDA. RUO products may therefore be sold for research use without first obtaining FDA clearance, authorization, or approval. Those products must bear the statement: “For Research Use Only.” The makers of RUO products cannot make any claims relating to the products’ safety, effectiveness, or diagnostic utility, and they cannot be marketed or intended for use in humans or animals. The FDA could disagree with our assessment that our RUO products are properly marketed as RUO or could conclude that our products labeled as RUO are actually intended for diagnostic or clinical use. The FDA could take enforcement action against us under the FDCA, including requiring us to stop the sale of our RUO products until we are in compliance with applicable regulations, which would adversely affect our business, financial condition, results of operations, cash flows, and prospects. If the FDA required us to obtain marketing authorization of our RUO products in the future, there can be no assurance that the FDA would grant any such authorization to us in a timely manner, or at all.

We voluntarily follow the quality standards of ISO 13485:2016 for the manufacture of our products, including those products we offer as “GMP-grade.” We believe our GMP-grade products are exempt from FDA regulations applicable to medical devices and pharmaceutical drug products, because our products are intended for further processing by our customers. The FDA could disagree and conclude that our products are in fact subject to those regulations and decide to take enforcement action against us, including requiring us to stop the sale of our products until we comply, which would adversely affect our business, financial condition, results of operations, cash flows, and prospects. There can be no assurance that the FDA would find our operations to be in compliance in a timely manner, or at all, and our results of operations may suffer.

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

*We have recorded, and may be required to record in the future, a significant charge to earnings if our goodwill and other intangible assets, or other investments become impaired.

We are required under GAAP to test goodwill and indefinite lived intangibles for impairment at least annually and to review our goodwill, intangible assets and other assets acquired through merger and acquisition activity for impairment when events or changes in circumstance indicate the carrying value may not be recoverable. Factors that could lead to impairment of goodwill, intangible assets and other assets acquired via acquisitions include significant adverse changes in the business climate and actual or projected operating results (affecting our company as a whole or affecting any particular segment) and declines in the financial condition of our business. During the three months ended September 30, 2022, the market price of our common stock and market capitalization declined significantly. Given the significance of this decline, we performed interim goodwill impairment testing. As a result of that testing, we determined goodwill was fully impaired and recorded an impairment charge of $16.6 million during the three months ended September 30, 2022, adversely impacting our financial results.

After recording the impairment charge, as of September 30, 2022, intangible assets represented approximately 11% of our total assets. In addition, in the future we may acquire other businesses, products or technologies as well as pursue strategic alliances, joint ventures, technology licenses or investments in complementary businesses, resulting in goodwill and other intangible assets. Such goodwill and intangible assets must be tested and reviewed as described above. If in the future we again determine that there has been impairment, we may be required to record charges to earnings, and our financial results for the relevant period would be reduced by the amount of the impairment, net of tax effects, if any.

*Changes in accounting principles and guidance could result in unfavorable accounting charges or effects.

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

As of December 31, 2021, we had $13.7 million of U.S. federal and $11.7 million of state net operating loss (NOL) carryforwards available to reduce taxable income in future years. Our ability to utilize those NOLs may be limited based on our operating performance and tax laws in effect at the time of the proposed use. Under the Tax Cuts and Jobs Act (the Tax Act), as modified by the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), federal NOLs incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs in taxable years beginning after December 31, 2020 is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act.

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

Risks Related to Our Indebtedness

*Our existing indebtedness could adversely affect our business and growth prospects.

In May 2022, we entered into the Credit Agreement and in November 2022 we entered into Amendment No. 1. The Amended Credit Agreement provides for loan commitments in an aggregate amount of up to $57.135 million. Our indebtedness, including the indebtedness we have incurred, and may in the future incur, under the Amended Credit Agreement or otherwise, could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of these actions on a timely basis, on terms satisfactory to us or at all.

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

*The phase-out of the LIBOR, or the replacement of the LIBOR with SOFR or a different reference rate, may adversely affect interest rates.

Prior to Amendment No. 1, borrowings under our Credit Agreement bore interest at rates determined using the LIBOR as the reference rate. On July 27, 2017, the Financial Conduct Authority (the authority that regulates the LIBOR) announced that it would phase out the LIBOR by the end of 2021. On November 30, 2020, ICE Benchmark Administration (the administrator of the LIBOR) with the support of the United States Federal Reserve and the Financial Conduct Authority, announced plans to consult on ceasing publication of USD LIBOR on December 31, 2021, for only the one week and two month USD LIBOR tenors, and on June 30, 2023, for all other USD LIBOR tenors. While this announcement extends the transition period to June 2023, the United States Federal Reserve concurrently issued a statement advising banks to stop new USD LIBOR issuances by the end of 2021. Significant recommendations as to alternative rates and as to protocols have been advanced, and continue to be advanced, by various regulators and market participants, including the Alternative Reference Rates Committee of the United States Federal Reserve (ARRC), a group of market participants convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York. AARC has recommended the Secured Overnight Financing Rate (SOFR), a rate calculated based on repurchase agreements backed by treasury securities, as its recommended alternative benchmark rate to replace USD LIBOR. In addition, recent New York state legislation effectively codified the use of SOFR as the alternative to USD LIBOR in the absence of another chosen replacement rate, which may affect contracts governed by New York state law, including our Amended Credit Agreement.

Amendment No. 1 modified the Credit Agreement in several ways, including by replacing the LIBOR with the forward-looking one-month term SOFR adjusted upward by 0.10% (or Term SOFR, as defined in Amendment No. 1), with a Term SOFR floor of 1.00%, as the reference rate for determination of interest rates under the Amended Credit Agreement. The replacement of LIBOR with Term SOFR may adversely affect interest rates and result in higher borrowing costs. This could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects. We cannot predict the effect of the potential changes to the LIBOR or SOFR, or the establishment and use of alternative rates or benchmarks, on global financial markets or the Amended Credit Agreement.

*The terms of the Amended Credit Agreement may restrict our current and future operations, particularly our ability to respond to changes or to take certain actions. If we fail to comply with the covenants and other obligations under the Amended Credit Agreement, the lender may be able to accelerate amounts owed under the facilities and may foreclose upon the assets securing our obligations.

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

*If we fail to comply with Nasdaq listing rules or California laws governing the diversity of our board of directors, we could be exposed to financial penalties and suffer reputational harm.

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

In addition, in September 2018, California’s Senate Bill 826 (SB 826) was signed into law. SB 826 generally requires public companies with principal executive offices in California to have a minimum number of females on its board of directors. As of December 31, 2021, each public company was required to have at least two females on its board of directors if the company had at least five directors, and at least three females on its board of directors if the company had at least six directors as of December 31, 2021. On May 13, 2022, the Superior Court of California for the County of Los Angeles entered an order striking down SB 826, holding that the statute violates the Equal Protection Clause of the California Constitution. The California Secretary of State has appealed the order and such appeal is currently pending. On September 16, 2022, the appellate court ruled to temporarily stay enforcement of the trial court’s order, which prevented the California Secretary of State from collecting diversity data on corporate disclosure forms pursuant to SB 826, pending a further order of the appellate court. To the extent that this ruling of the appellate court permits the California Secretary of State to collect and report diversity data, we may be required to comply with additional disclosure requirements. However, ultimate enforceability of SB 826 remains uncertain.

Additionally, on September 30, 2020, Assembly Bill 979 (AB 979) was signed into law. AB 979 generally requires public companies with principal executive offices in California to include specified numbers of directors from “underrepresented communities.” A director from an “underrepresented community” means a director who self-identifies as Black, African American, Hispanic, Latino, Asian, Pacific Islander, Native American, Native Hawaiian, Alaska Native, gay, lesbian, bisexual or transgender. As of December 31, 2021, each public company with principal executive offices in California was required to have at least one director from an underrepresented community. By December 31, 2022, a public company with more than four but fewer than nine directors will be required to have a minimum of two directors from underrepresented communities, and a public company with nine or more directors will need to have a minimum of three directors from underrepresented communities. These laws do not provide a transition period for newly listed companies. On April 1, 2022, the Superior Court of California for the County of Los Angeles entered an order striking down AB 979, holding that the statute violates the Equal Protection Clause of the California Constitution. On June 2, 2022, a notice of appeal was filed. On September 16, 2022, the appellate court ruled to temporarily stay enforcement of the trial court’s order, which prevented the California Secretary of State from collecting diversity data on corporate disclosure forms pursuant to AB 979, pending a further order of the appellate court. To the extent that this ruling of the appellate court permits the California Secretary of State to collect and report diversity data, we may be required to comply with additional disclosure requirements. Litigation regarding AB 979 will continue.

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

*Because we are a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting in order to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act). We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

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

*We have previously identified material weaknesses in our internal control over financial reporting. In the future, if we identify new material weaknesses that are not remediated, it could result in material misstatements in our financial statements.

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

We will remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year in which we have more than $1.235 billion in annual revenue; (ii) the date we qualify as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates; (iii) the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; and (iv) the last day of the fiscal year ending after the fifth anniversary of the completion of our IPO.

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

*A significant portion of our total outstanding shares of common stock are available for immediate resale and may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

As of September 30, 2022, we have 28,130,484 shares of common stock outstanding, substantially all of which are held by directors, executive officers and other affiliates and will be subject to volume, manner of sale and other limitations under Rule 144. Registration of any of these outstanding shares of common stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the registration statement.

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

As of September 30, 2022, there were 312,174, 1,841,144 and 1,331,438 shares of common stock reserved for issuance pursuant to outstanding stock option awards under the 2016 Stock Plan, as amended (2016 Plan), the 2020 Equity Incentive Plan, as amended (2020 Plan) and the 2021 Equity Incentive Plan (2021 Plan), respectively. In addition, the 2021 Plan and the ESPP provide for annual automatic increases in the number of shares reserved thereunder. As of January 1, 2022, a total of 3,698,555 and 570,948 shares of common stock were available and have been reserved for future issuance under the 2021 Plan and our ESPP, respectively. In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to you.

*Because we have no current plans to pay regular cash dividends on our common stock and are prohibited from paying cash dividends under the Amended Credit Agreement, you may not receive any return on investment unless you sell your common stock for a price higher than you paid for it.

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

*Our future capital needs are uncertain and we may need to raise additional funds in the future.

We believe that our existing cash and cash equivalents as of September 30, 2022, together with our credit facility under the Amended Credit Agreement will enable us to fund our operating expenses and capital expenditure requirements for at least the next 24 months. However, we may need to raise substantial additional capital to:

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

We cannot assure you that we will be able to obtain additional funds on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, our stockholders may experience dilution. Future debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or equity financing may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. Moreover, we cannot assure you that we will be able to comply with the financial covenants in our Amended Credit Agreement, including the financial covenant based upon a trailing twelve months of net revenue, which includes a requirement of $38.0 million in the twelve months ending December 31, 2022. If we are unable to comply with the financial covenants in our Amended Credit Agreement, we may be unable to maintain the Amended Credit Agreement as an external source of funds. If we do not have, or are not able to obtain, sufficient funds, we may have to delay development or commercialization of our products. We also may have to reduce marketing, customer support or other resources devoted to our products or cease operations. Any of these factors could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

Claims for indemnification by our directors and officers may reduce our funds available to satisfy successful third-party claims against us and may reduce the amount of money available to us.

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

*If securities or industry analysts do not publish research or reports about our business, if our results of operations do not meet their expectations, if they publish unfavorable research or reports, adversely change their recommendations regarding our common stock or cease coverage of us, our stock price and trading volume could decline.

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

*We may fail to meet our publicly announced guidance or other expectations about our business, which could cause our stock price to decline.

We may provide from time to time guidance regarding our expected financial and business performance. Correctly identifying key factors affecting business conditions and predicting future events is inherently an uncertain process, and our guidance may not ultimately be accurate. Guidance, as well as other expectations, are forward-looking and represent our management’s estimates as of the date of release and are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies on our business, many of which are beyond our control, including due to the global economic uncertainty and financial market conditions caused by the ongoing COVID-19 pandemic, geopolitical events such as the crisis in Ukraine, and rising inflation, which could adversely affect our business and future operating results, and are based upon specific assumptions with respect to future business decisions, some of which will change. If our guidance varies from actual results due to our assumptions not being met or the impact on our financial performance that could occur as a result of various risks and uncertainties, the market value of our common stock could decline significantly.

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

(c)
Repurchases

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Amendment to the Credit Agreement

On November 8, 2022, we entered into amendments (which we refer to collectively as Amendment No. 1) to (i) our May 10, 2022, Amended and Restated Credit and Security Agreement (Term Loan) (which we refer to as the Term Loan Credit Agreement) and (ii) our May 10, 2022, Amended and Restated Credit and Security Agreement (Revolving Loan) (which we refer to as the Revolving Loan Credit Agreement and, together with the Term Loan Credit Agreement, the Credit Agreement), in each case with us as borrower and with MidCap Financial Trust (whom we refer to as MidCap) as agent and lender, and the additional lenders from time to time party thereto. Amendment No. 1 modifies the credit facility established under the Credit Agreement (which we refer to as the Credit Facility or, as amended by Amendment No. 1, the Amended Credit Facility), consisting of a $52.135 million senior secured term loan (which we refer to as the Term Loan or, as amended by Amendment No. 1, the Amended Term Loan) and a $5.0 million working capital facility (which we refer to as the Revolver or, as amended by Amendment No. 1, the Amended Revolver).

Amendment No. 1 gave the lenders discretion over whether to lend us, if requested, the $10.0 million in borrowing that was previously guaranteed to be available to us under the Term Loan in the first half of 2023, subject to certain covenants and conditions.

Effective December 1, 2022, Amendment No. 1 modifies the Credit Facility by replacing the LIBOR-based interest rate with an interest rate based on the forward-looking one-month term Secured Overnight Financing Rate adjusted upward by 0.10% (which we refer to as Term SOFR). Interest on the Amended Term Loan is equal to Term SOFR plus 6.45%, with a Term SOFR floor of 1.00%. Interest on the Amended Revolver is equal to Term SOFR plus 3.75%, with a Term SOFR floor of 1.00%. Amendment No. 1 also increased by one percentage point the prepayment fee percentage multiplier applicable if any advance under the Amended Term Loan is prepaid at any time. In addition, at the end of the Amended Term Loan, the Company will pay an exit fee of 7%, an increase from the previous 5%, of the total aggregate principal amount of loans made under the Term Loan Credit Agreement (including amendments thereto).

The Credit Agreement includes minimum net revenue requirements which are measured on a trailing twelve-month basis. Amendment No. 1 reduced these requirements for all future periods—for example, for the twelve months ending December 31, 2022, our minimum net revenue requirement was reduced from $42.5 million to $38.0 million.

Other than the modifications described in this Item 5, the Credit Agreement continues unmodified in all other material respects. This summary of Amendment No. 1 does not purport to be complete and is subject to, and qualified in its entirety by, the full text of Amendment No. 1 to the Term Loan and Amendment No. 1 to the Revolver, which are filed as Exhibit 10.2 and Exhibit 10.4, respectively, to this Quarterly Report on Form 10-Q.

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

10.2*

Amendment No. 1, dated as of November 8, 2022, to the Amended and Restated Credit and Security Agreement (Term Loan), dated as of May 10, 2022, by and among Alpha Teknova, Inc. and MidCap Financial Trust, as agent and as a lender, and the additional lenders from time to time party thereto.

10.3#

Amended and Restated Credit and Security Agreement (Revolving Loan), dated as of May 10, 2022, by and among Alpha Teknova, Inc. and MidCap Financial Trust, as agent and as a lender, and the additional lenders from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on May 11, 2022).

10.4*

Amendment No. 1, dated as of November 8, 2022, to the Amended and Restated Credit and Security Agreement (Revolving Loan), dated as of May 10, 2022, by and among Alpha Teknova, Inc. and MidCap Financial Trust, as agent and as a lender, and the additional lenders from time to time party thereto.

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

ALPHA TEKNOVA INC.

Date: November 14, 2022	By:	/s/ STEPHEN GUNSTREAM
Stephen Gunstream
President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2022	By:	/s/ MATTHEW LOWELL
Matthew Lowell
Chief Financial Officer (Principal Financial Officer)