Form 10-Q
period 2023-03-31
Alpha Teknova, Inc.
filed 2023-05-11
CIK 1850902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 9, 2023, the registrant had 28,222,832 shares of common stock, $0.00001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements relating to our financial condition, results of operations, plans, objectives, future performance and business, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “would,” “potential,” “likely,” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q may include, but not be limited to, statements about:

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
•
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
•
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
•
the impact of global economic conditions on us and our customers;
•
our ability to hire and retain key personnel;
•
our ability to obtain capital on favorable terms, or at all;
•
our ability to generate future revenue growth from introducing new products to support the growing cell and gene therapy market and the increasing use of messenger ribonucleic acid (mRNA) vaccines and therapies;
•
our ability to generate future revenue growth in market segments such as cell and gene therapy, liquid biopsy, and synthetic biology;
•
the impact of inflation and increased costs on our operations, including materials, labor, and rising interest rates;

•
our ability to use cash on hand to meet current and future financial obligations, including funding our operations, debt service requirements, and capital expenditures;
•
our ability to access our invested cash or cash equivalents;
•
the enforceability of our exclusive forum provisions in our amended and restated certificate of incorporation;
•
our customers’ sensitivity to product nonconformances, defects, and errors;
•
the availability of exemption of our products from the requirements of the U.S. Food, Drug and Cosmetic Act (FDCA);
•
our ability to secure and maintain a stable supply of raw materials in the future;
•
our ability to maintain a corporate culture that contributes to our success;
•
the marketability of our products across a wide range of markets and the probability of success in our target markets;
•
regulatory developments in the United States and other countries;
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

We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects, business strategy, and financial needs. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, assumptions, and other factors described in the section titled “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K filed with the SEC on March 30, 2022 (the 2022 Annual Report on Form 10-K) and elsewhere in this Quarterly Report on Form 10-Q. These risks are not exhaustive. Other sections of this Quarterly Report on Form 10-Q include additional factors that could adversely impact our business and financial performance. Furthermore, new risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

ALPHA TEKNOVA, INC.

Form 10-Q for the Quarter Ended March 31, 2023

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

ALPHA TEKNOVA, INC.

Condensed Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2023	2022
Revenue	$9,121	$11,147
Cost of sales	6,698	5,798
Gross profit	2,423	5,349
Operating expenses:
Research and development	1,395	2,013
Sales and marketing	2,343	1,597
General and administrative	7,345	7,295
Amortization of intangible assets	286	287
Total operating expenses	11,369	11,192
Loss from operations	(8,946)	(5,843)
Other income (expenses), net
Interest income (expense), net	93	(13)
Other income, net	18	—
Total other income (expenses), net	111	(13)
Loss before income taxes	(8,835)	(5,856)
Benefit from income taxes	(18)	(359)
Net loss	$(8,817)	$(5,497)
Net loss per share—basic and diluted	$(0.31)	$(0.20)
Weighted average shares used in computing net loss per share—basic and diluted	28,181,457	28,030,971

The accompanying notes are an integral part of these condensed financial statements.

ALPHA TEKNOVA, INC.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	As of March 31, 2023	As of December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$30,215	$42,236
Accounts receivable, net of allowance for doubtful accounts of $24 thousand and $22 thousand	4,777	4,261
Inventories, net	12,151	12,247
Income taxes receivable	22	22
Prepaid expenses and other current assets	2,466	2,374
Total current assets	49,631	61,140
Property, plant, and equipment, net	53,733	51,577
Operating right-of-use lease assets	18,237	19,736
Intangible assets, net	17,270	17,556
Other non-current assets	2,150	2,252
Total assets	$141,021	$152,261
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,885	$2,449
Accrued liabilities	4,758	6,203
Current portion of operating lease liabilities	2,011	2,223
Total current liabilities	8,654	10,875
Deferred tax liabilities	1,204	1,223
Other accrued liabilities	169	191
Long-term debt, net	22,036	21,976
Long-term operating lease liabilities	16,871	18,111
Total liabilities	48,934	52,376
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized at March 31, 2023 and December 31, 2022, respectively, zero shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.00001 par value, 490,000,000 shares authorized at March 31, 2023 and December 31, 2022, 28,190,192 and 28,179,423 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	155,910	154,891
Accumulated deficit	(63,823)	(55,006)
Total stockholders’ equity	92,087	99,885
Total liabilities and stockholders’ equity	$141,021	$152,261

The accompanying notes are an integral part of these condensed financial statements.

ALPHA TEKNOVA, INC.

Condensed Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2023	28,179,423	$—	$154,891	$(55,006)	$99,885
Stock-based compensation	—	—	1,010	—	1,010
Issuance of common stock upon exercise of stock options	10,769	—	9	—	9
Net loss	—	—	—	(8,817)	(8,817)
Balance at March 31, 2023	28,190,192	$—	$155,910	$(63,823)	$92,087

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2022	28,012,017	$—	$150,741	$(7,538)	$143,203
Stock-based compensation	—	—	787	—	787
Issuance of common stock upon exercise of stock options	30,462	—	55	—	55
Net loss	—	—	—	(5,497)	(5,497)
Balance at March 31, 2022	28,042,479	$—	$151,583	$(13,035)	$138,548

The accompanying notes are an integral part of these condensed financial statements.

ALPHA TEKNOVA, INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2023	2022
Operating activities:
Net loss	$(8,817)	$(5,497)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	2	7
Inventory reserve	(144)	(4)
Depreciation and amortization	1,130	751
Stock-based compensation	1,010	787
Deferred taxes	(19)	(360)
Amortization of debt financing costs	90	46
Non-cash lease expense	47	106
Changes in operating assets and liabilities:
Accounts receivable	(518)	(1,319)
Inventories	240	(1,028)
Prepaid expenses and other current assets	271	547
Other non-current assets	102	(216)
Accounts payable	(386)	237
Accrued liabilities	(670)	762
Other	(22)	(20)
Cash used in operating activities	(7,684)	(5,201)
Investing activities:
Purchase of property, plant, and equipment	(4,312)	(5,917)
Cash used in investing activities	(4,312)	(5,917)
Financing activities:
Payment of offering costs	(34)	—
Proceeds from exercise of stock options	9	55
Cash (used in) provided by financing activities	(25)	55
Change in cash and cash equivalents	(12,021)	(11,063)
Cash and cash equivalents at beginning of period	42,236	87,518
Cash and cash equivalents at end of period	$30,215	$76,455
Supplemental cash flow disclosures:
Income taxes paid	$—	$—
Interest paid, net of amounts capitalized	$110	$—
Capitalized property, plant, and equipment included in accounts payable and accrued liabilities	$925	$3,884
Deferred offering costs included in accounts payable and accrued liabilities	$329	$—
Debt issuance costs included in accounts payable and accrued liabilities	$30	$—
Recognition of operating right-of-use lease asset	$(648)	$20,237
Recognition of operating lease liabilities	$(602)	$20,507

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

The unaudited condensed financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2022, and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the results for the interim periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain amounts of assets, liabilities, revenue, expenses, and related disclosures at the date of the financial statements and during the reporting period. The Company’s critical and significant accounting estimates are influenced by the Company’s assessment of the economic environment. Actual results may differ from those estimates. Certain prior period amounts have been reclassified to conform to the current year’s presentation.

These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and the related notes thereto as of and for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2022 (the 2022 Annual Report on Form 10-K). Refer to “Notes to Financial Statements—Note 2. Summary of Significant Accounting Policies,” within the 2022 Annual Report on Form 10-K for a full list of the Company’s significant accounting policies. The information in those notes has not changed except as a result of normal adjustments in the interim periods.

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

The Company has incurred operating losses in the past and expects to incur operating losses in the near to medium-term. We have incurred net losses of $8.8 million and $5.5 million in the three months ended March 31, 2023 and 2022, respectively, and have an accumulated deficit of $63.8 million as of March 31, 2023.

As of March 31, 2023, the Company had $41.0 million in working capital, which included $30.2 million in cash and cash equivalents. In addition to our existing cash and cash equivalents balance, another source of liquidity is our credit facility as described below in Note 10. Long-term Debt, Net, as well as our at-the-market facility, described further in this note below. Teknova believes that our existing cash and cash equivalents as of March 31, 2023, together with the credit facility and at-the-market facility, will enable the Company to fund its operating expenses and capital expenditure requirements for at least the next 12 months.

Teknova's principal liquidity requirements are to fund our operations and capital expenditures. The Company may, however, require or elect to secure additional financing as Teknova continues to execute its business strategy. If the Company is required or elects to raise additional funds, Teknova may do so through equity or debt financing, which may or may not be available on favorable terms and could require the Company to agree to covenants that limit our operating flexibility.

Reduction in Workforce

On February 1, 2023, the Company carried out a reduction in workforce of approximately 40 positions, aimed at reducing operating expenses. The Company incurred $0.7 million of costs in connection with the reduction in workforce related to severance pay and other termination benefits. The costs associated with the reduction in workforce were recorded in the quarter ended March 31, 2023, in general and administrative expenses.

At-the-Market Facility

On March 30, 2023, the Company entered into a sales agreement (the ATM Facility) with Cowen and Company, LLC (Cowen), under which the Company may offer and sell, from time to time, shares of its common stock having aggregate gross proceeds of up to $50.0 million. The issuance and sale of these shares pursuant to the ATM Facility are deemed “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the Securities Act), and are registered under the Securities Act. The Company will pay a commission of up to 3.0% of gross sales proceeds of any common stock sold under the ATM Facility.

The aggregate market value of shares eligible for sale under the ATM Facility will be subject to the limitations of General Instruction I.B.6 of Form S-3, to the extent required under such instruction. The prospectus supplement filed with the SEC on March 30, 2023 is only offering shares having an aggregate offering price of $14.5 million. The Company will be required to file another prospectus supplement in the event the Company decides to offer more than $14.5 million of shares in accordance with the terms of the ATM Facility, to the extent then permitted under General Instruction I.B.6 of Form S-3.

Recently Adopted Accounting Pronouncements

Effective January 1, 2023, the Company adopted ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), which introduced a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses and applied to the Company’s accounts receivable. The adoption of this standard did not have a significant impact on the Company’s condensed financial statements.

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

Teknova’s revenue, disaggregated by product category, was as follows (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Lab Essentials	$7,257	$6,975
Clinical Solutions	1,609	3,812
Other	255	360
Total revenue	$9,121	$11,147

Teknova’s revenue, disaggregated by geographic region, was as follows (in thousands):

	For the Three Months Ended March 31,
	2023	2022
United States	$8,726	$10,820
International	395	327
Total revenue	$9,121	$11,147

Note 4. Concentrations of Risk

Customers

Customers who accounted for 10% or more of the Company’s revenues and outstanding balance of accounts receivable are presented as follows:

	For the Three Months Ended March 31,		As of	As of
	2023	2022	March 31, 2023	December 31, 2022
Distributor customer A	*	*	14%	15%
Distributor customer B	19%	13%	25%	17%
Direct customer A	*	15%	*	*
Direct customer B	*	12%	*	*

* Represents less than 10%.

The Company’s customers that are distributors, as opposed to direct customers, represent highly diversified customer bases.

Suppliers

Suppliers who accounted for 10% or more of the Company’s inventory purchases and outstanding balance of accounts payable are presented as follows:

	For the Three Months Ended March 31,		As of	As of
	2023	2022	March 31, 2023	December 31, 2022
Distributor supplier A	36%	30%	*	11%
Distributor supplier B	*	10%	*	*
Direct supplier A	10%	18%	*	*
Direct supplier B	*	11%	*	*

* Represents less than 10%.

The Company’s suppliers that are distributors, as opposed to direct suppliers, represent highly diversified supplier bases.

Note 5. Inventories, Net

Inventories consist of the following (in thousands):

	As of March 31, 2023	As of December 31, 2022
Finished goods, net	$8,094	$8,368
Work in process	155	186
Raw materials, net	3,902	3,693
Total inventories, net	$12,151	$12,247

Note 6. Property, Plant, and Equipment, Net

Property, plant, and equipment consist of the following (in thousands):

	As of March 31, 2023	As of December 31, 2022
Machinery and equipment	$19,848	$19,433
Office furniture and equipment	742	628
Vehicles	262	229
Leasehold improvements	12,150	12,093
	33,002	32,383
Less—Accumulated depreciation	(5,358)	(4,520)
	27,644	27,863
Construction in progress	26,089	23,714
Total property, plant, and equipment, net	$53,733	$51,577

For the three months ended March 31, 2023 and 2022, depreciation expense was approximately $0.8 million and $0.5 million, respectively.

Teknova capitalizes interest on funds borrowed to finance its capital expenditures. Capitalized interest is recorded as part of an asset’s cost and depreciated over the asset’s useful life. For the three months ended March 31, 2023 and 2022, capitalized interest costs were $0.6 million and $0.3 million, respectively.

Note 7. Leases

The Company leases office space, warehouse and manufacturing space, and equipment. The Company’s lease agreements have remaining lease terms of one year to 15 years, and some of these leases have renewal and termination options exercisable at the Company’s election. Terms and conditions to extend or terminate such leases are recognized as part of the right-of-use assets and lease liabilities where reasonably certain to be exercised. All of the Company’s leases are operating leases.

Operating lease expense was $0.8 million for each of the three months ended March 31, 2023 and 2022. Cash paid for amounts included in the measurement of the lease liabilities was $0.8 million and $0.7 for the three months ended March 31, 2023 and 2022, respectively. The weighted-average discount rate is 4.9% and the weighted-average remaining lease term is 9.3 years as of March 31, 2023.

Maturities of operating lease liabilities at March 31, 2023 were as follows (in thousands):

Amount
Remainder of 2023	$2,167
2024	2,776
2025	2,342
2026	2,413
2027	2,416
Thereafter	11,917
Total lease payments	24,031
Less: imputed interest	(5,149)
Present value of lease liabilities	$18,882

Note 8. Intangible Assets, Net

The following is a summary of intangible assets with definite and indefinite lives (in thousands):

	Balance at March 31, 2023			Balance at December 31, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Definite Lived:
Customer relationships	$9,180	$4,829	$4,351	$9,180	$4,543	$4,637
Indefinite Lived:
Tradename	12,919	—	12,919	12,919	—	12,919
Total intangible assets	$22,099	$4,829	$17,270	$22,099	$4,543	$17,556

For each of the three months ended March 31, 2023 and 2022, amortization expense was approximately $0.3 million.

As of March 31, 2022, the remaining weighted-average useful life of definite lived intangible assets was 3.8 years. The estimated future amortization expense of intangible assets with definite lives is as follows (in thousands):

Amount
Remainder of 2023	$862
2024	1,148
2025	1,148
2026	1,148
2027	45
Estimated future amortization expense of definite-lived intangible assets	$4,351

Note 9. Accrued Liabilities

Accrued liabilities were comprised of the following (in thousands):

	As of March 31, 2023	As of December 31, 2022
Payroll-related	$2,429	$2,796
Property, plant, and equipment	832	1,966
Deferred revenue	51	198
Other	1,446	1,243
Total current accrued liabilities	$4,758	$6,203

Note 10. Long-Term Debt, Net

On 7May 10, 2022, the Company entered into the Amended and Restated Credit and Security Agreement (Term Loan) as borrower, with MidCap Financial Trust (MidCap), as agent and lender, and the additional lenders from time to time party thereto (the Term Loan Credit Agreement) and the Amended and Restated Credit and Security Agreement (Revolving Loan) as borrower, with MidCap as agent and lender, and the additional lenders from time to time party thereto (the Revolving Loan Credit Agreement, together with the Term Loan Credit Agreement, the Credit Agreement).

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

On November 8, 2022, the Company entered into Amendment No. 1 to the Credit Agreement (Amendment No. 1) which (i) replaced the LIBOR-based interest rate with a rate equal to the forward-looking one-month term Secured Overnight Financing Rate adjusted upward by 0.10% (or Term SOFR, as defined in Amendment No. 1) plus an applicable margin (6.45% for the Term Loan and 3.75% for the Revolver), with a Term SOFR floor of 1.00%, and with such interest rate calculation change taking effect on December 1, 2022, (ii) increased the applicable prepayment fee percentage amounts by one percentage point, (iii) gave the lenders discretion regarding the $10.0 million in borrowing that was previously guaranteed to be available under the Term Loan in the first half of 2023, and (iv) reduced the requirements for trailing twelve months of net revenue for all future periods. Concurrent with Amendment No. 1, the exit fee due on the date of termination of the Term Loan, or the date on which the obligations under the Term Loan become due and payable in full, increased from 5.00% to 7.00% of the total aggregate principal amount of term loans made pursuant to the Term Loan as of such date.

On March 28, 2023, the Company entered into Amendment No. 2 to the Credit Agreement (Amendment No. 2 or as amended the Amended Credit Agreement) which (i) increased the applicable margin from 6.45% to 7.00% for the Term Loan and from 3.75% to 4.00% for the Revolver, and increased the Term SOFR floor from 1.00% to 4.50% on both the Term Loan and Revolver, (ii) gave the lenders discretion regarding the $10.0 million in borrowings in the second half of 2023 and the $10.0 million in borrowings in the first half of 2024 by removing the trailing twelve month Clinical Solutions revenue requirement that was previously required under the Term Loan, (iii) removed the increase in the minimum cash covenant from $10.0 million to $15.0 million on the $10.0 million in borrowings in the first half of 2024, and added the $10.0 million minimum cash covenant requirement throughout the remaining term of the Amended Credit Agreement, and (iv) reduced the requirements for trailing twelve months of net revenue for all future periods—for example, for the twelve months ending December 31, 2023, the minimum net revenue requirement was reduced from $45.0 million to $42.0 million. Concurrent with Amendment No. 2, the exit fee due on the date of termination of the Amended Term Loan, or the date on which the obligations under the Term Loan become due and payable in full, increased from 7.00% percent to 8.50% of the total aggregate principal amount of term loans made pursuant to the Term Loan (including amendments thereto) as of such date. Other than the modifications described in this paragraph and in Item 9B in the 2022 Annual Report on Form 10-K, the Amended Credit Agreement continues unmodified in all other material respects.

Long-term debt, net consists of the following (in thousands):

	As of March 31, 2023	As of December 31, 2022
Long-term debt	$22,135	$22,135
Cumulative accretion of exit fee	234	161
Unamortized debt discount and debt issuance costs	(333)	(320)
Long-term debt, net	$22,036	$21,976

At March 31, 2023, the scheduled maturities of the Company’s debt obligations were as follows (in thousands):

Amount
Remainder of 2023	$—
2024	—
2025	6,456
2026	11,068
2027	4,611
Total	$22,135

As of March 31, 2023, the fair value of the Company’s long-term debt approximated its carrying value. The fair value of the Company’s long-term debt was based on observable market inputs (Level 2).

Note 11. Stock-Based Compensation

Equity Incentive Plans

The Company maintains a stock incentive plan, which permits the granting of incentive stock options or nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, and other stock-based awards. The equity-based awards for employees will vest over a four-year period, pursuant to two different vesting schedules. For initial equity-based awards granted to employees, the first vest is generally a one-year cliff vest, followed by monthly vesting for the final three years. Thereafter, annual equity-based awards granted to employees typically vest monthly over the four-year vest term. The initial equity-based awards granted to the Company’s non-employee, independent directors upon appointment to the board of directors will vest over a three-year period, with the first vest being a one-year cliff, followed by monthly vesting over the remaining two years. Thereafter, annual equity-based awards granted to the Company’s non-employee, independent directors will cliff vest after one year from the date of grant.

Stock Options

The following table summarizes the stock option activity for the three months ended March 31, 2023 (in thousands, except share and per share data):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2023	3,846,532	$7.02	8.31	$9,083
Granted	542,052	$5.41
Exercised	(10,769)	$0.84
Forfeited	(118,161)	$12.69
Expired	(780)	$15.09
Outstanding at March 31, 2023	4,258,874	$6.68	8.10	$3,783
Exercisable at March 31, 2023	1,584,270	$5.30	7.46	$2,187
Vested and expected to vest at March 31, 2023	3,974,192	$7.12	8.26	$3,070

The weighted average assumptions used in the Black-Scholes pricing model for stock options granted during the three months ended March 31, 2023, were as follows:

	For the Three Months Ended March 31,
	2023	2022
Estimated dividend yield	-%	-%
Weighted-average expected stock price volatility	35.04%	33.10%
Weighted-average risk-free interest rate	4.11%	2.01%
Expected average term of options (in years)	6.25	6.25
Weighted-average fair value of common stock	$5.41	$15.07
Weighted-average fair value per option	$2.29	$5.48

Restricted Stock

The following table summarizes the restricted stock unit activity for the three months ended March 31, 2023 (in thousands, except share and per share data):

	Number of Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2023	28,071	$7.43	0.42	$158
Granted	118,150	$5.41
Vested	—	$—
Forfeited	—	$—
Outstanding at March 31, 2023	146,221	$5.80	1.98	$433
Vested and expected to vest at March 31, 2023	142,221	$5.80	1.98	$433

Employee Stock Purchase Plan

The Company also maintains an employee stock purchase plan (ESPP) that authorizes the issuance of shares of common stock pursuant to purchase rights granted to eligible employees. Unless otherwise determined by the Company’s board of directors, shares of the Company’s common stock will be purchased for the accounts of employees participating in the Company’s ESPP at a price per share equal to the lesser of (i) 85% of the fair market value of a share of the Company’s common stock on the first day of an offering; or (ii) 85% of the fair market value of a share of the Company’s common stock on the date of purchase. Offering periods are generally six months long; beginning on May 15, 2023, offering periods begin on June 1 and December 1 of each year. The Company did not issue any shares of common stock under the ESPP during either of the three months ended March 31, 2023 or 2022.

Stock-Based Compensation Expense

Stock-based compensation expense included in the accompanying condensed financial statements was as follows (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Cost of sales	$36	$19
Research and development	37	65
Sales and marketing	152	99
General and administrative	785	604
Total stock-based compensation expense	$1,010	$787

Stock-based compensation expense related to stock options was $0.9 million and $0.8 million for the three months ended March 31, 2023 and 2022, respectively. Unrecognized compensation expense related to stock options was $9.8 million at March 31, 2023, which is expected to be recognized as expense over the weighted-average period of 3.17 years.

Stock-based compensation expense related to restricted stock units was $0.1 million and zero for the three months ended March 31, 2023 and 2022, respectively. Unrecognized compensation expense related to restricted stock units was $0.7 million at March 31, 2023, which is expected to be recognized as expense over the weighted-average period of 3.19 years.

Stock-based compensation expense related to the ESPP was not significant for either of the three months ended March 31, 2023 or 2022. Total compensation cost related to the ESPP not yet recognized also was not significant in those periods. As of March 31, 2023, an insignificant amount has been withheld on behalf of employees for future purchases under the ESPP.

Note 12. Income Taxes

For the three months ended March 31, 2023, the Company's income tax benefit was not significant, compared to the three months ended March 31, 2022, when the Company recorded a $0.4 million income tax benefit. The effective tax rates for the three months ended March 31, 2023 and 2022 were 0.2% and 6.1%, respectively. The effective tax rates differ from the federal statutory rate primarily due to losses not expected to be benefitted.

Note 13. Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive common stock equivalents to the extent they are dilutive. For purposes of this calculation, stock options, restricted stock units, and employee stock purchase rights are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive for all periods presented.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	For the Three Months Ended March 31,
	2023	2022
Net loss	$(8,817)	$(5,497)
Weighted average shares used in computing net loss per share—basic and diluted	28,181,457	28,030,971
Net loss per share—basic and diluted	$(0.31)	$(0.20)

The following is a summary of the common stock equivalents for the securities outstanding during the respective periods that have been excluded from the computation of diluted net loss per common share, as their effect would be anti-dilutive:

	For the Three Months Ended March 31,
	2023	2022
Employee share-based awards to purchase common stock	3,833,546	2,844,368

Note 14. Related Parties

The Company has identified Meeches LLC (Meeches) as a related party through common control. Meeches is controlled by Ted Davis and Irene Davis, founders and current directors, and greater than five percent stockholders of the Company. The Company leases certain real property in Mansfield, Massachusetts, from Meeches and did not have any outstanding balances owed to Meeches as of March 31, 2023 or December 31, 2022. For the three months ended March 31, 2023 and 2022, the Company paid Meeches lease payments of $0.1 million and $0.1 million, respectively.

On April 11, 2023, the Company and Meeches entered into an agreement to terminate the Mansfield lease with effect no later than on June 30, 2023. The Company does not believe that the termination of the lease is or will be material to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and related notes thereto included in Part I, Item I of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes thereto for the year ended December 31, 2022, included in the 2022 Annual Report on Form 10-K (the 2022 Annual Report on Form 10-K) filed on March 30, 2023, with the Securities and Exchange Commission (SEC). For a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Quarterly Report on Form 10-Q, you should review the risk factors identified in Part I, Item 1A, Risk Factors, of our 2022 Annual Report on Form 10-K and in Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q.

As in Item 1. of this Quarterly Report on Form 10-Q, in this Item 2, unless the context otherwise requires, the terms “Teknova,” the “Company,” “we,” “us,” and “our” refer to Alpha Teknova, Inc.

Overview

Since our founding in 1996, we have been producing critical reagents for the research, discovery, development, and commercialization of novel therapies, vaccines, and molecular diagnostics. Our more than 3,000 active customers span the entire continuum of the life sciences market, including leading pharmaceutical and biotechnology companies, contract development and manufacturing organizations, in vitro diagnostics franchises, and academic and government research institutions. Our Company is built around our knowledge, methods, and know-how in our manufacturing processes, which are highly adaptable and configurable. These proprietary processes enable us to manufacture and deliver high-quality, custom, made-to-order products with short turnaround times and at scale, across all stages of our customers’ product development, from early research through commercialization.

We have two primary product categories: Lab Essentials and Clinical Solutions. We offer three primary product types: (i) pre-poured media plates for cell growth and cloning; (ii) liquid cell culture media and supplements for cellular expansion; and (iii) molecular biology reagents for sample manipulation, resuspension, and purification. Our liquid cell culture media and supplements and molecular biology reagents are available in both of our two product categories; pre-poured media plates are available in our Lab Essentials category only.

In 2017, we achieved ISO 13485:2016 certification, enabling us to manufacture products for use in diagnostic and therapeutic applications. Our certification allows us to offer solutions across the entire customer product development workflow, supporting our customers’ need for materials in greater volume and that meet increasingly stringent quality requirements as they scale from research to commercialization.

We manufacture our products at our Hollister, California, headquarters and stock inventory of raw materials, components, and finished goods at that campus. We rely on a limited number of suppliers for certain raw materials, and we have no long-term supply arrangements with our suppliers, as we order on a purchase order basis. We ship our products directly from our warehouse in Hollister, California to our customers and distributors, generally pursuant to purchase orders. We typically recognize revenue when products are shipped.

We generated revenue of $9.1 million during the three months ended March 31, 2023, which represents a decrease of $2.0 million compared to revenue of $11.1 million during the three months ended March 31, 2022. For the three months ended March 31, 2023 and 2022, only 4.3% and 2.9%, respectively, of our revenue was generated from customers located outside of the United States. Our sales outside of the United States are denominated in U.S. Dollars.

We had an operating loss of $8.9 million during the three months ended March 31, 2023, compared to an operating loss of $5.8 million during the three months ended March 31, 2022. We expect our expenses will continue to increase in future periods, but at a slower rate, in connection with our ongoing activities as we:

•
attract, hire, and retain qualified personnel;
•
invest in processes and infrastructure to enable manufacturing automation and expand capacity, including the ramp up of our new, state-of-the-art manufacturing, warehouse, and distribution facilities;
•
introduce new products and services and create and protect intellectual property;
•
build our brand and market, and sell new and existing products and services; and
•
potentially acquire businesses or technologies to accelerate the growth of our business.

Impact of Broader Economic Trends on Our Business

We are closely monitoring increased economic uncertainty in the U.S. and abroad. General inflation in the U.S. has risen to levels not experienced in recent decades. General inflation, including rising prices for our raw materials and other inputs, as well as rising salaries and other expenses, negatively impact our business by increasing our cost of sales and operating expenses. In addition, the U.S. Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation. Inflation, together with increased interest rates, may cause our customers to reduce, delay, or cancel orders for our goods and services thereby causing a decrease in or change in timing of sales of our products and services. The impact of future inflation and interest rate increases on the results of our operations cannot be accurately predicted. For further information regarding the impact of these economic factors on the Company, please see the risk factors identified in Part I, Item 1A, Risk Factors, of our 2022 Annual Report on Form 10-K.

We continue to closely monitor the impact of the ongoing COVID-19 pandemic on all aspects of our business, including how it may impact customers, employees, suppliers, business partners, and distribution channels. We believe that we have successfully navigated the uncertain environment associated with the COVID-19 pandemic, but the situation surrounding the COVID-19 pandemic could again become fluid. For further information regarding the impact of the COVID-19 pandemic on the Company, please see the risk factors identified in Part I, Item 1A, Risk Factors, of our 2022 Annual Report on Form 10-K.

Results of Operations

The following tables set forth our results of operations for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	For the Three Months Ended March 31,
	2023	2022	$ Change	% Change
Revenue	$9,121	$11,147	$(2,026)	(18.2)%
Cost of sales	6,698	5,798	900	15.5%
Gross profit	2,423	5,349	(2,926)	(54.7)%
Operating expenses:
Research and development	1,395	2,013	(618)	(30.7)%
Sales and marketing	2,343	1,597	746	46.7%
General and administrative	7,345	7,295	50	0.7%
Amortization of intangible assets	286	287	(1)	(0.3)%
Total operating expenses	11,369	11,192	177	1.6%
Loss from operations	(8,946)	(5,843)	(3,103)	53.1%
Other income (expenses), net
Interest income (expense), net	93	(13)	106	(815.4)%
Other income, net	18	—	18	100.0%
Total other income (expenses), net	111	(13)	124	(953.8)%
Loss before income taxes	(8,835)	(5,856)	(2,979)	50.9%
Benefit from income taxes	(18)	(359)	341	(95.0)%
Net loss	$(8,817)	$(5,497)	$(3,320)	60.4%

Revenue

Our revenue disaggregated by product category for the three months ended March 31, 2023 and 2022 was as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2023	2022	$ Change	% Change
Lab Essentials	$7,257	$6,975	$282	4.0%
Clinical Solutions	1,609	3,812	(2,203)	(57.8)%
Other	255	360	(105)	(29.2)%
Total revenue	$9,121	$11,147	$(2,026)	(18.2)%

Total revenue was $9.1 million for the three months ended March 31, 2023, and $11.1 million for the three months ended March 31, 2022.

Lab Essentials revenue was $7.3 million for the three months ended March 31, 2023, an increase of $0.3 million, or 4.0%, compared to $7.0 million for the three months ended March 31, 2022. The growth in Lab Essentials revenue was attributable to higher average revenue per customer, partially offset by a decreased number of customers.

Clinical Solutions revenue was $1.6 million for the three months ended March 31, 2023, a decrease of $2.2 million, or 57.8%, compared to $3.8 million for the three months ended March 31, 2022. The decrease in Clinical Solutions revenue was attributable to lower average revenue per customer, partially offset by an increased number of customers.

Our revenue disaggregated by geographic region, for the three months ended March 31, 2023 and 2022 was as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2023	2022	$ Change	% Change
United States	$8,726	$10,820	$(2,094)	(19.4)%
International	395	327	68	20.8%
Total revenue	$9,121	$11,147	$(2,026)	(18.2)%

Revenue from sales to customers in the U.S. was $8.7 million and $10.8 million for the three months ended March 31, 2023 and 2022, respectively. Revenue from U.S. sales was consistent period over period, representing 95.7% and 97.1% of our total revenue during the three months ended March 31, 2023 and 2022, respectively.

Revenue from sales to customers in markets outside of the U.S. was $0.4 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively. Revenue from international sales was also consistent, representing 4.3% and 2.9% of our total revenue during the three months ended March 31, 2023 and 2022, respectively.

Gross profit

Our gross profit for the three months ended March 31, 2023 and 2022 was as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2023	2022	$ Change	% Change
Cost of sales	$6,698	$5,798	$900	15.5%
Gross profit	2,423	5,349	(2,926)	(54.7)%
Gross profit %	26.6%	48.0%

Gross profit percentage was 26.6% and 48.0% for the three months ended March 31, 2023 and 2022, respectively. The decrease in gross profit percentage was primarily driven by the decrease in revenue and the associated lower absorption of fixed manufacturing labor and overhead costs.

Operating expenses

Our operating expenses for the three months ended March 31, 2023 and 2022 were as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2023	2022	$ Change	% Change
Research and development	$1,395	$2,013	$(618)	(30.7)%
Sales and marketing	2,343	1,597	746	46.7%
General and administrative	7,345	7,295	50	0.7%
Amortization of intangible assets	286	287	(1)	(0.3)%
Total operating expenses	$11,369	$11,192	$177	1.6%

Research and development expenses were $1.4 million and $2.0 million for the three months ended March 31, 2023 and 2022, respectively. The decrease was primarily driven by reduced headcount and professional fees.

Sales and marketing expenses were $2.3 million and $1.6 million for the three months ended March 31, 2023 and 2022, respectively. The increase was primarily driven by additional headcount to develop our commercial presence and improve customer support, as well as higher marketing expenses.

General and administrative expenses were $7.3 million for each of the three months ended March 31, 2023 and 2022. Excluding the one-time, non-recurring charge related to the reduction in workforce of $0.7 million incurred during the three months ended March 31, 2023, general and administrative expenses decreased compared to the three months ended March 31, 2022. The decrease was driven by reduced spending, primarily in professional fees and occupancy costs, partially offset by higher wages and stock-based compensation expense.

Amortization of intangible assets was consistent at $0.3 million for each of the three months ended March 31, 2023 and 2022.

Other income (expenses), net

Our other income (expenses), net for the three months ended March 31, 2023 and 2022 were as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2023	2022	$ Change	% Change
Interest income (expense), net	$93	$(13)	$106	(815.4)%
Other income, net	18	—	18	100.0%
Total other income (expenses), net	$111	$(13)	$124	(953.8)%

Total other income (expenses), net was $0.1 million for the three months ended March 31, 2023 and not significant for the three months ended March 31, 2022. The increase in total other income, net is attributable to interest income resulting from short-term liquid investments. We continue to capitalize a portion of the interest on funds borrowed to finance our capital expenditures. Capitalized interest costs were $0.6 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively.

Benefit from income taxes

Our benefit from income taxes for the three months ended March 31, 2023 and 2022 was as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2023	2022	$ Change	% Change
Benefit from income taxes	$(18)	$(359)	$341	(95.0)%
Effective tax rate	0.2%	6.1%

Our benefit from income taxes was not significant for the three months ended March 31, 2023, compared to $0.4 million for the three months ended March 31, 2022. The decrease in our benefit from income taxes was attributable to operating losses not expected to be benefitted.

Liquidity and Capital Resources

The primary source of financing for our operations is our initial public offering, which we completed in June 2021 (IPO) and resulted in net proceeds to us of $99.1 million, after deducting underwriting discounts and commissions of $7.7 million and offering expenses of $3.6 million.

To facilitate our expected growth, we have used our sources of liquidity to make investments to expand our operations and increase capacity, and may continue to do so in the future. In particular, we have nearly completed the build out of our new manufacturing, warehouse, and distribution facilities in Hollister, California.

Our principal liquidity requirements are to fund our operations and capital expenditures. As of March 31, 2023, we had $41.0 million in working capital, which included $30.2 million in cash and cash equivalents. In addition to our existing cash and cash equivalents balance, our Amended Credit Facility and our ATM Facility are other sources of liquidity.

Our Amended Credit Facility provides for loan commitments in an aggregate amount of up to $57.135 million, consisting of a $52.135 million senior secured term loan (the Amended Term Loan) and a $5.0 million working capital facility (the Amended Revolver). As of March 31, 2023, we had an outstanding principal amount of $22.1 million under the Amended Term Loan, with all future borrowings under this facility at our lenders discretion. There were no borrowings under our Amended Revolver as of March 31, 2023. The maximum loan amount under our Amended Revolver is $5.0 million, however, we are permitted to request the lenders to increase such amount up to $15.0 million. See “Notes to Financial Statements—Note 10—Long-term Debt, Net,” for a more detailed discussion of the material terms of our Amended Credit Facility.

Under our ATM Facility we may offer and sell, from time to time, shares of our common stock having aggregate gross proceeds of up to $50.0 million, however, our prospectus supplement filed with the SEC on March 30, 2023 is only offering shares having an aggregate offering price of $14.5 million. We will be required to file another prospectus supplement in the event we decide to offer more than $14.5 million of shares in accordance with the terms of the ATM Facility, to the extent then permitted under applicable SEC regulations. We will pay a commission of up to 3.0% of gross sales proceeds of any common stock sold under our ATM Facility. See “Notes to Financial Statements—Note 2—Basis of Presentation and Summary of Significant Accounting Policies,” for a more detailed discussion of the material terms of our ATM Facility.

As of March 31, 2023, our material cash requirements from known contractual obligations and commitments relate primarily to operating leases for our office, manufacturing, warehouse and distribution facilities. See “Notes to Financial Statements—Note 7—Leases,” for a discussion of our lease obligations reflected on our balance sheet.

We believe these sources of liquidity will be sufficient to fund our liquidity requirements for at least the next 12 months. We may, however, require or elect to secure additional financing as we continue to execute our business strategy. If we require or elect to raise additional funds, we may do so through equity or debt financing, which may or may not be available on favorable terms and could require us to agree to covenants that limit our operating flexibility. Furthermore, while we have implemented a plan to control our expenses and to satisfy our obligations under the Amended Credit Agreement throughout the one-year period from the date of issuance of these interim financial statements, we cannot guarantee that we will be able to maintain compliance with our loan agreements, raise additional capital, contain expenses, or increase revenue.

The following table sets forth, for the periods indicated, net cash flows used in operating activities, used in investing activities, and (used in) provided by financing activities (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(7,684)	$(5,201)
Net cash used in investing activities	(4,312)	(5,917)
Net cash (used in) provided by financing activities	(25)	55
Net decrease in cash and cash equivalents	$(12,021)	$(11,063)

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

Net cash used in operating activities was $7.7 million for the three months ended March 31, 2023, which primarily consisted of net loss of $8.8 million plus net adjustments for non-cash charges of $2.1 million, offset by net changes in operating assets and liabilities of $1.0 million. The primary non-cash adjustments to net loss included $1.1 million of depreciation and amortization and $1.0 million of stock-based compensation. The main drivers of the changes in operating assets and liabilities were a $0.7 million decrease in accrued liabilities, $0.5 million increase in accounts receivable, $0.4 million decrease in accounts payable, partially offset by a $0.3 million decrease in prepaid expenses and other current assets, $0.2 million decrease in inventories, and a $0.1 million decrease in other non-current assets.

Net cash used in operating activities was $5.2 million for the three months ended March 31, 2022, which primarily consisted of net loss of $5.5 million plus net adjustments for non-cash charges of $1.3 million, offset by net changes in operating assets and liabilities of $1.0 million. The primary non-cash adjustments to net loss included $0.8 million of depreciation and amortization, $0.8 million of stock-based compensation, partially offset by $0.4 million in deferred taxes. The main drivers of the changes in operating assets and liabilities were a $1.3 million increase in accounts receivable and $1.0 million increase in inventories, partially offset by a $0.5 million decrease in prepaid expenses and other current assets, $0.2 million increase in accounts payable and a $0.8 million increase in accrued liabilities.

Investing Activities

Net cash used in investing activities relates to purchases of property, plant, and equipment. Net cash used in investing activities was $4.3 million and $5.9 million for the three months ended March 31, 2023 and 2022, respectively.

Financing Activities

Net cash (used in) provided by financing activities was not significant for either of the three months ended March 31, 2023 and 2022.

Critical Accounting Policies and Estimates

For a discussion of our critical accounting estimates, refer to "Management's Discussion and Analysis of Results of Operations and Financial Condition" in Part II, Item 7 and the notes to our financial statements in Part II, Item 8 of our 2022 Annual Report on Form 10-K. See also Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no material changes to our critical accounting estimates since our 2022 Annual Report on Form 10-K.

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

Recent Accounting Pronouncements

A description of recent accounting pronouncements that may potentially impact our financial position, results of operations, or cash flows is disclosed in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined in Rule 12b-2 under the Exchange Act for this reporting period and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of a material weakness in our internal control over financial reporting as previously disclosed in the 2022 Annual Report on Form 10-K, our disclosure controls and procedures were not effective as of March 31, 2023.

Material Weakness in Internal Control Over Financial Reporting

Under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. During the audit of our financial statements, for the fiscal year ended December 31, 2022, we and our independent registered public accounting firm identified a material weakness in our accounting for income taxes. Specifically, the Company did not have the appropriate complement of tax resources commensurate with the nature and complexity associated with the Company’s income tax accounting process. Our audited financial statements present income taxes in accordance with GAAP, however, such adjustments amounted to a material weakness. The material weakness remained un-remediated as of March 31, 2023.

Management’s Plan to Remediate the Material Weakness

We have begun taking measures, and plan to continue to take measures, to remediate the material weakness related to our accounting for income taxes. These measures include engaging accounting personnel and/or consultants with specific income tax accounting experience necessary to assist with our accounting for income taxes as well as implementing and adopting additional controls and procedures. These remediation measures may be time consuming, costly, and might place significant demands on our financial and operational resources. We believe that the remediation plan’s design and implementation will effectively remediate the material weakness; however, until the remediation activities are fully implemented, and the operational effectiveness of related internal controls is validated through testing, the material weakness described above will continue to exist.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material legal proceedings at this time. From time to time, we may become involved in various legal proceedings that arise in the ordinary course of business. We have in the past and may in the future become involved in private actions, collective actions, investigations, and various other legal proceedings initiated by customers, employees, suppliers, competitors, government agencies, or others. We will evaluate any claims and lawsuits with respect to their potential merits, our potential defenses and counter claims, and the expected effect on us of defending the claims and a potential adverse result. However, the results of any litigation, investigation, or other legal proceedings are inherently unpredictable and expensive. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, damage our reputation, require significant amounts of management time, and divert significant resources. If any legal proceedings were to be determined adversely to us, or we were to enter into a settlement arrangement, we could be exposed to monetary damages or limits on our ability to operate our business, which could have an adverse effect on our business, financial condition, and operating results.

Item 1A. Risk Factors.

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A—“Risk Factors” in the 2022 Annual report on Form 10-K describes some of the risks and uncertainties associated with our business, which we strongly encourage you to review. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. Except as set forth below, there have been no material changes in our risk factors from those disclosed in the 2022 Annual Report on Form 10-K.

We have incurred operating losses in the past and may incur losses in the future.

We have incurred operating losses in the past, may incur operating losses in the future, and may never achieve or maintain profitability. For the years ending December 31, 2022 and 2021, we incurred net losses of $47.5 million and $9.8 million, respectively. Although we had net income of approximately $3.6 million for the year ended December 31, 2020, we also incurred net losses both prior and subsequent to such time. In addition, during the three months ended March 31, 2023 and 2022, we incurred net losses of $8.8 million and $5.5 million, respectively. We expect that our operating expenses will continue to increase as we grow our business and we have incurred additional costs in connection with legal, accounting, and other administrative expenses related to operating as a public company. Since our inception, we have financed our operations primarily through revenue from our products, the sale of our equity securities, including through our IPO, and credit agreements. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate sufficient to offset increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. We may never be able to generate sufficient revenue to achieve or maintain profitability, and our recent growth and historical profitability should not be considered indicative of our future performance.

A significant portion of our total outstanding shares of common stock are available for immediate resale and may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. All shares sold in our IPO were freely tradable upon such sale without restriction or further registration under the Securities Act, except for any shares held by our affiliates, as that term is defined under Rule 144 of the Securities Act (Rule 144), including our directors, executive officers, and other affiliates (including Telegraph Hill Partners Management Company LLC, which, through its affiliates Telegraph Hill Partners IV, L.P. and THP IV Affiliates Fund, LLC, controls approximately 62.1% of the voting power of our outstanding common stock), which may be sold only in compliance with certain limitations.

As of March 31, 2023, we have 28,190,192 shares of common stock outstanding, substantially all of which are held by directors, executive officers, and other affiliates and will be subject to volume, manner of sale, and other limitations under Rule 144. Registration of any of these outstanding shares of common stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the registration statement.

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

As of March 31, 2023, there were 312,174, 1,668,301 and 2,424,620 shares of common stock reserved for issuance pursuant to outstanding stock option awards under the 2016 Stock Plan, as amended (2016 Plan), the 2020 Equity Incentive Plan, as amended (2020 Plan) and the 2021 Equity Incentive Plan (2021 Plan), respectively. In addition, the 2021 Plan and the ESPP provide for annual automatic increases in the number of shares reserved thereunder. As of January 1, 2023, a total of 3,596,340 and 804,236 shares of common stock were available and have been reserved for future issuance under the 2021 Plan and our ESPP, respectively. In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to you.

Our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fail.

On March 10, 2023, the Federal Deposit Insurance Corporation (FDIC) announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation and on March 12, 2023, Signature Bank was closed by the New York State Department of Financial Services and the FDIC was named receiver. Although we do not maintain any bank accounts with Silicon Valley Bank or Signature Bank, we do maintain cash balances at First Republic Bank, acquired by JPMorgan Chase on May 1, 2023. Any failure of a depository institution to return any of our deposits, or any other adverse conditions in the financial or credit markets affecting depository institutions, could impact access to our invested cash or cash equivalents and could adversely impact our operating liquidity and financial performance.

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

333-256795) filed with the SEC on June 4, 2021).

10.1#

Amended and Restated Credit and Security Agreement (Term Loan), dated as of May 10, 2022, by and among Alpha Teknova, Inc. and MidCap Financial Trust, as agent and as a lender, and the additional lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 11, 2022).

10.2#

Amendment No. 1, dated as of November 8, 2022, to the Amended and Restated Credit and Security Agreement (Term Loan), dated as of May 10, 2022, by and among Alpha Teknova, Inc. and MidCap Financial Trust, as agent and as a lender, and the additional lenders from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed with the SEC on November 14, 2022).

10.3#

Amendment No. 2, dated as of March 28, 2023, to the Amended and Restated Credit and Security Agreement (Term Loan), dated as of May 10, 2022, and as amended on November 8, 2022 by and among Alpha Teknova, Inc. and MidCap Financial Trust, as agent and as a lender, and the additional lenders from time to time party thereto (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 10-K filed with the SEC on March 30, 2023).

10.4#

Amended and Restated Credit and Security Agreement (Revolving Loan), dated as of May 10, 2022, by and among Alpha Teknova, Inc. and MidCap Financial Trust, as agent and as a lender, and the additional lenders from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 11, 2022).

10.5#

Amendment No. 1, dated as of November 8, 2022, to the Amended and Restated Credit and Security Agreement (Revolving Loan), dated as of May 10, 2022, by and among Alpha Teknova, Inc. and MidCap Financial Trust, as agent and as a lender, and the additional lenders from time to time party thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q filed with the SEC on November 14, 2022).

10.6#

Amendment No. 2, dated as of March 28, 2023, to the Amended and Restated Credit and Security Agreement (Revolving Loan), dated as of May 10, 2022, and as amended November 8, 2022 by and among Alpha Teknova, Inc. and MidCap Financial Trust, as agent and as a lender, and the additional lenders from time to time party thereto (incorporated by reference to Exhibit 10.29 to the Registrant’s Form 10-K filed with the SEC on March 30, 2023).

10.7*	Amended Alpha Teknova, Inc. 2021 Employee Stock Purchase Plan.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

ALPHA TEKNOVA INC.

Date: May 11, 2023	By:	/s/ STEPHEN GUNSTREAM
Stephen Gunstream
President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2023	By:	/s/ MATTHEW LOWELL
Matthew Lowell
Chief Financial Officer (Principal Financial Officer)