Form 10-Q
period 2023-06-30
Alpha Teknova, Inc.
filed 2023-08-11
CIK 1850902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 9, 2023, the registrant had 28,341,302 shares of common stock, $0.00001 par value per share, outstanding.

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

•
our recent history of losses and our ability to continue as a going concern;
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

We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects, business strategy, and financial needs. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, assumptions, and other factors described in the section titled “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K filed with the SEC on March 30, 2023 (the 2022 Annual Report on Form 10-K) and elsewhere in this Quarterly Report on Form 10-Q. These risks are not exhaustive. Other sections of this Quarterly Report on Form 10-Q include additional factors that could adversely impact our business and financial performance. Furthermore, new risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

ALPHA TEKNOVA, INC.

Form 10-Q for the Quarter Ended June 30, 2023

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

ALPHA TEKNOVA, INC.

Condensed Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$11,527	$11,690	$20,648	$22,837
Cost of sales	6,461	6,443	13,159	12,241
Gross profit	5,066	5,247	7,489	10,596
Operating expenses:
Research and development	1,464	1,929	2,859	3,942
Sales and marketing	2,174	2,598	4,517	4,195
General and administrative	5,943	7,059	13,288	14,354
Amortization of intangible assets	287	287	573	574
Long-lived assets impairment	2,195	—	2,195	—
Total operating expenses	12,063	11,873	23,432	23,065
Loss from operations	(6,997)	(6,626)	(15,943)	(12,469)
Other (expenses) income, net
Interest (expense) income, net	(308)	28	(215)	15
Other income, net	166	—	184	—
Total other (expenses) income, net	(142)	28	(31)	15
Loss before income taxes	(7,139)	(6,598)	(15,974)	(12,454)
Provision for (benefit from) income taxes	15	(395)	(3)	(754)
Net loss	$(7,154)	$(6,203)	$(15,971)	$(11,700)
Net loss per share—basic and diluted	$(0.25)	$(0.22)	$(0.57)	$(0.42)
Weighted average shares used in computing net loss per share—basic and diluted	28,272,306	28,057,801	28,227,132	28,044,460

The accompanying notes are an integral part of these condensed financial statements.

ALPHA TEKNOVA, INC.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	As of June 30, 2023	As of December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$23,710	$42,236
Accounts receivable, net of allowance for doubtful accounts of $30 thousand and $22 thousand	4,572	4,261
Contract assets	1,050	—
Inventories, net	12,018	12,247
Income taxes receivable	22	22
Prepaid expenses and other current assets	1,741	2,374
Total current assets	43,113	61,140
Property, plant, and equipment, net	52,861	51,577
Operating right-of-use lease assets	17,561	19,736
Intangible assets, net	16,983	17,556
Other non-current assets	2,030	2,252
Total assets	$132,548	$152,261
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,081	$2,449
Accrued liabilities	3,658	6,203
Current portion of operating lease liabilities	1,751	2,223
Current debt, net	22,162	—
Total current liabilities	28,652	10,875
Deferred tax liabilities	1,219	1,223
Other accrued liabilities	147	191
Long-term debt, net	—	21,976
Long-term operating lease liabilities	16,322	18,111
Total liabilities	46,340	52,376
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized at June 30, 2023 and December 31, 2022, respectively, zero shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.00001 par value, 490,000,000 shares authorized at June 30, 2023 and December 31, 2022, 28,341,302 and 28,179,423 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	157,185	154,891
Accumulated deficit	(70,977)	(55,006)
Total stockholders’ equity	86,208	99,885
Total liabilities and stockholders’ equity	$132,548	$152,261

The accompanying notes are an integral part of these condensed financial statements.

ALPHA TEKNOVA, INC.

Condensed Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at April 1, 2023	28,190,192	$—	$155,910	$(63,823)	$92,087
Stock-based compensation	—	—	1,070	—	1,070
Issuance of common stock upon exercise of stock options	41,005	—	67	—	67
Issuance of common stock under employee stock purchase plan	82,034	—	138	—	138
Vesting of restricted stock units	28,071	—	—	—	—
Net loss	—	—	—	(7,154)	(7,154)
Balance at June 30, 2023	28,341,302	$—	$157,185	$(70,977)	$86,208

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at April 1, 2022	28,042,479	$—	$151,583	$(13,035)	$138,548
Stock-based compensation	—	—	934	—	934
Issuance of common stock upon exercise of stock options	24,770	—	44	—	44
Issuance of common stock under employee stock purchase plan	13,235	—	144	—	144
Net loss	—	—	—	(6,203)	(6,203)
Balance at June 30, 2022	28,080,484	$—	$152,705	$(19,238)	$133,467

The accompanying notes are an integral part of these condensed financial statements.

ALPHA TEKNOVA, INC.

Condensed Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2023	28,179,423	$—	$154,891	$(55,006)	$99,885
Stock-based compensation	—	—	2,080	—	2,080
Issuance of common stock upon exercise of stock options	51,774	—	76	—	76
Issuance of common stock under employee stock purchase plan	82,034	—	138	—	138
Vesting of restricted stock units	28,071	—	—	—	—
Net loss	—	—	—	(15,971)	(15,971)
Balance at June 30, 2023	28,341,302	$—	$157,185	$(70,977)	$86,208

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2022	28,012,017	$—	$150,741	$(7,538)	$143,203
Stock-based compensation	—	—	1,721	—	1,721
Issuance of common stock upon exercise of stock options	55,232	—	99	—	99
Issuance of common stock under employee stock purchase plan	13,235	—	144	—	144
Net loss	—	—	—	(11,700)	(11,700)
Balance at June 30, 2022	28,080,484	$—	$152,705	$(19,238)	$133,467

The accompanying notes are an integral part of these condensed financial statements.

ALPHA TEKNOVA, INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2023	2022
Operating activities:
Net loss	$(15,971)	$(11,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	8	32
Inventory reserve	33	(8)
Depreciation and amortization	2,427	1,543
Stock-based compensation	2,080	1,721
Deferred taxes	(4)	(751)
Amortization of debt financing costs	210	99
Non-cash lease expense	31	181
Long-lived assets impairment	2,195	—
Changes in operating assets and liabilities:
Accounts receivable	(319)	(1,176)
Contract assets	(1,050)	—
Inventories	196	(2,507)
Income taxes receivable	—	1,071
Prepaid expenses and other current assets	1,042	737
Other non-current assets	222	(589)
Accounts payable	(1,362)	(278)
Accrued liabilities	(1,234)	626
Other	(44)	(40)
Cash used in operating activities	(11,540)	(11,039)
Investing activities:
Purchase of property, plant, and equipment	(6,650)	(16,837)
Cash used in investing activities	(6,650)	(16,837)
Financing activities:
Proceeds from long-term debt	—	5,135
Payment of debt issuance costs	(24)	(151)
Payment of exit fee costs	—	(135)
Payment of offering costs	(395)	—
Proceeds from exercise of stock options	76	99
Proceeds from issuance of common stock under employee stock purchase plan	138	144
Cash (used in) provided by financing activities	(205)	5,092
Change in cash, cash equivalents, and restricted cash	(18,395)	(22,784)
Cash, cash equivalents, and restricted cash at beginning of period	42,236	87,518
Cash, cash equivalents, and restricted cash at end of period	$23,841	$64,734
Supplemental cash flow disclosures:
Income taxes paid	$—	$—
Interest paid, net of amounts capitalized	$630	$—
Capitalized property, plant, and equipment included in accounts payable and accrued liabilities	$920	$3,668
Recognition of operating right-of-use lease asset	$(1,137)	$20,318
Recognition of operating lease liabilities	$(1,193)	$20,587

The accompanying notes are an integral part of these condensed financial statements.

ALPHA TEKNOVA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Nature of the Business

Alpha Teknova, Inc. (referred to herein as the Company or Teknova), produces critical reagents for the discovery, development, and commercialization of novel therapies, vaccines, and molecular diagnostics. Product offerings include pre-poured media plates for cell growth and cloning; liquid cell culture media and supplements for cellular expansion; and molecular biology reagents for sample manipulation, resuspension, and purification. Teknova supports customers spanning the life sciences market, including pharmaceutical and biotechnology companies, contract development and manufacturing organizations, in vitro diagnostic franchises, and academic and government research institutions, with catalog and custom, made-to-order products.

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

These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and the related notes thereto as of and for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2023 (the 2022 Annual Report on Form 10-K). Refer to “Notes to Financial Statements—Note 2. Summary of Significant Accounting Policies,” within the 2022 Annual Report on Form 10-K for a full list of the Company’s significant accounting policies. The information in those notes has not changed except as a result of normal adjustments in the interim periods.

Teknova has determined that it operates in one reporting unit, one operating segment, and one reportable segment, as the chief operating decision maker of the Company reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.

Going Concern

Accounting Standards Codification (ASC) 205-40, Presentation of Financial Statements—Going Concern, requires management to evaluate an entity’s ability to continue as a going concern for the twelve month period following the date the financial statements are available for issuance. Management performed an assessment to determine whether there were conditions or events that, considered individually and in the aggregate, raised substantial doubt about the Company’s ability to continue as a going concern for the twelve month period following the date the accompanying unaudited financial statements are being issued. This assessment indicated certain negative conditions and events, described further below, which raise substantial doubt about the Company’s ability to continue as a going concern.

As of June 30, 2023, the Company has limited capital resources to fund ongoing operations. During the three and six months ended June 30, 2023, Teknova incurred net losses of $7.2 million and $16.0 million, respectively. In addition, as of June 30, 2023, the Company had an accumulated deficit of $71.0 million and a total principal amount of outstanding borrowings of $22.1 million. As of June 30, 2023, the Company had $14.4 million of working capital, which included $23.7 million in cash and cash equivalents. The Company’s available capital resources may not be sufficient for the Company to continue to meet its obligations as they become due over the next twelve months if the Company cannot improve its operating results or increase its operating cash inflows. In the event these capital resources are not sufficient, the Company may need to raise additional capital through the sale of equity or debt securities, enter into strategic business collaboration agreements with other companies, seek other funding facilities, or sell assets. However, there can be no assurance that the Company will be able to accomplish any of the foregoing or to do so on favorable terms. If the Company is unable to meet its obligations when they become due over the next twelve months through its available capital resources, or obtain new sources of capital when needed, the Company may have to delay expenditures, reduce the scope of its manufacturing operations, reduce or eliminate one or more of its development programs, make significant changes to its operating plan, or cease its operations.

As disclosed in Note 10. Debt, Net, the Company is subject to certain financial covenants as set forth in the Amended Credit Agreement (defined in Note 10). These financial covenants include (i) a trailing twelve months minimum net revenue covenant that must be met each calendar month, and (ii) a requirement to maintain a minimum level of cash at all times through the term of the agreement. The Company was in compliance with its financial covenants as of June 30, 2023, however, the Company determined that it was not in compliance with the trailing twelve months minimum net revenue covenant as of July 31, 2023. The Company continues to experience unfavorable market conditions, consistent with other companies in the industry, that have led the Company to lower its revenue projections for the year. As a result, it is unlikely that the Company will be able to comply with the revenue covenant for the remainder of 2023. Failing to comply with the revenue covenant constitutes an event of default under the Amended Credit Agreement and the lender has the right, but not the obligation, to accelerate the Company's obligations to pay the outstanding balance due and payable under the Term Loan (defined in Note 10). If the Company is not able to obtain a waiver from or agree to another accommodation with the lender with respect to the revenue covenant violation, or any future violation, the Company could be required to repay all or a portion of the outstanding amount under the Term Loan. In that event, the Company could need to seek other sources of capital and there can be no assurances that the Company would be able to do so on acceptable terms.

The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and the satisfaction of liabilities in the normal course of business for one year following the issuance of these unaudited financial statements. As such, the accompanying unaudited financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The following table provides a reconciliation of the amount of cash, cash equivalents, and restricted cash reported within the balance sheets (in thousands). Restricted cash represents amounts held in an escrow account related to payments made in consideration for the early termination of the lease as described below in Note 14. Related Parties.

	As of June 30, 2023	As of December 31, 2022
Cash and cash equivalents	$23,710	$42,236
Restricted cash included in other current assets	131	—
Total cash, cash equivalents, and restricted cash	$23,841	$42,236

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

Note 3. Revenue Recognition

Teknova recognizes revenue from the sale of manufactured products and services when the Company transfers control of promised goods or services to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Control is transferred when the customer has the ability to direct the use of and obtain benefits from the goods or services. The majority of the Company’s sales agreements contain performance obligations satisfied at a point in time when control is transferred to the customer.

Teknova’s revenue, disaggregated by product category, was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Lab Essentials	$7,581	$8,393	$14,838	$15,368
Clinical Solutions	3,653	2,943	5,262	6,755
Other	293	354	548	714
Total revenue	$11,527	$11,690	$20,648	$22,837

Teknova’s revenue, disaggregated by geographic region, was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
United States	$11,075	$11,285	$19,801	$22,105
International	452	405	847	732
Total revenue	$11,527	$11,690	$20,648	$22,837

The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable is recorded when an unconditional right to invoice and payment exists, such that only the passage of time is required before payment of consideration is due. A contract asset is recognized when a conditional right to consideration exists and transfer of control has occurred. We review contract asset balances for impairment, considering factors such as historical experience, creditworthiness, age of the balance as well as economic conditions. Contract assets were $1.1 million and zero as of June 30, 2023 and December 31, 2022, respectively. There were no contract asset impairments for the three or six months ended June 30, 2023.

Note 4. Concentrations of Risk

Customers

Customers who accounted for 10% or more of the Company’s revenues and outstanding balance of accounts receivable and contract assets are presented as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		As of	As of
	2023	2022	2023	2022	June 30, 2023	December 31, 2022
Distributor customer A	*	*	*	*	*	15%
Distributor customer B	16%	14%	17%	13%	17%	17%
Direct customer A	24%	*	13%	*	26%	*

* Represents less than 10%.

The Company’s customers that are distributors, as opposed to direct customers, represent highly diversified customer bases.

Suppliers

Suppliers who accounted for 10% or more of the Company’s inventory purchases and outstanding balance of accounts payable are presented as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		As of	As of
	2023	2022	2023	2022	June 30, 2023	December 31, 2022
Distributor supplier A	37%	39%	37%	35%	15%	11%
Direct supplier A	14%	*	12%	12%	*	*
Direct supplier B	*	16%	*	14%	*	*
Direct supplier C	13%	*	*	*	*	*
Direct supplier D	11%	*	*	*	*	*

* Represents less than 10%.

The Company’s suppliers that are distributors, as opposed to direct suppliers, represent highly diversified supplier bases.

Note 5. Inventories, Net

Inventories consist of the following (in thousands):

	As of June 30, 2023	As of December 31, 2022
Finished goods, net	$8,344	$8,368
Work in process	108	186
Raw materials, net	3,566	3,693
Total inventories, net	$12,018	$12,247

Note 6. Property, Plant, and Equipment, Net

Property, plant, and equipment consist of the following (in thousands):

	As of June 30, 2023	As of December 31, 2022
Machinery and equipment	$18,211	$19,433
Office furniture and equipment	739	628
Vehicles	292	229
Leasehold improvements	12,865	12,093
	32,107	32,383
Less—Accumulated depreciation	(5,406)	(4,520)
	26,701	27,863
Construction in progress	26,160	23,714
Total property, plant, and equipment, net	$52,861	$51,577

For the three and six months ended June 30, 2023, depreciation expense was $1.0 million and $1.9 million, respectively, and for the three and six months ended June 30, 2022, depreciation expense was $0.5 million and $1.0 million, respectively.

Teknova capitalizes interest on funds borrowed to finance certain of its capital expenditures. Capitalized interest is recorded as part of an asset’s cost and depreciated over the asset’s useful life. For the three and six months ended June 30, 2023, capitalized interest costs were $0.3 million and $0.9 million, respectively, and for the three and six months ended June 30, 2022, capitalized interest costs were $0.3 million and $0.6 million, respectively.

In June 2023, the Company identified circumstances that indicated that certain of its long-lived assets may not be recoverable. Specifically, these circumstances included changes in the market price of the asset group, continued losses and a current expectation that, more likely than not, these long-lived assets in question will be sold or otherwise disposed of significantly before the end of their previously estimated useful life. The Company reviewed the recoverability of the carrying value of these assets and determined that their carrying value exceeded their fair value. The fair value of these assets was measured employing cost and market approaches, using Level 3 inputs under ASC 820, Fair Value Measurement. Unobservable inputs include salvage value estimates, replacement or reproduction cost estimates, as well as consideration of physical deterioration, and functional and economic obsolescence, where measurable. As a result of this fair value analysis, an impairment charge of $2.2 million was recorded related to these long-lived assets for the three and six months ended June 30, 2023. Carrying value after the impairment charges approximates fair value.

Note 7. Leases

The Company leases office space, warehouse and manufacturing space, and equipment. The Company’s lease agreements have remaining lease terms of one year to 14 years, and some of these leases have renewal and termination options exercisable at the

Company’s election. Terms and conditions to extend or terminate such leases are recognized as part of the right-of-use assets and lease liabilities where reasonably certain to be exercised. All of the Company’s leases are operating leases.

Operating lease expense was $0.7 million and $1.5 million for the three and six months ended June 30, 2023, respectively, and operating lease expense was $0.8 million and $1.6 million for the three and six months ended June 30, 2022, respectively. Cash paid for amounts included in the measurement of the lease liabilities was $0.7 million and $1.5 million for the three and six months ended June 30, 2023, respectively, and cash paid for amounts included in the measurement of the lease liabilities was $0.7 million and $1.4 million for the three and six months ended June 30, 2022, respectively. The weighted-average discount rate was 5.0% and the weighted-average remaining lease term was 9.2 years as of June 30, 2023.

Maturities of operating lease liabilities at June 30, 2023 were as follows (in thousands):

Amount
Remainder of 2023	$1,293
2024	2,601
2025	2,354
2026	2,413
2027	2,416
Thereafter	11,917
Total lease payments	22,994
Less: imputed interest	(4,921)
Present value of lease liabilities	$18,073

Note 8. Intangible Assets, Net

The following is a summary of intangible assets with definite and indefinite lives (in thousands):

	Balance at June 30, 2023			Balance at December 31, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Definite Lived:
Customer relationships	$9,180	$5,116	$4,064	$9,180	$4,543	$4,637
Indefinite Lived:
Tradename	12,919		12,919	12,919	—	12,919
Total intangible assets	$22,099	$5,116	$16,983	$22,099	$4,543	$17,556

For each of the three months ended June 30, 2023 and 2022, amortization expense was $0.3 million and for each of the six months ended June 30, 2023 and 2022, amortization expense was $0.6 million.

As of June 30, 2023, the remaining weighted-average useful life of definite lived intangible assets was 3.5 years. The estimated future amortization expense of intangible assets with definite lives is as follows (in thousands):

Amount
Remainder of 2023	$575
2024	1,148
2025	1,148
2026	1,148
2027	45
Estimated future amortization expense of definite-lived intangible assets	$4,064

Note 9. Accrued Liabilities

Accrued liabilities were comprised of the following (in thousands):

	As of June 30, 2023	As of December 31, 2022
Payroll-related	$2,321	$2,796
Property, plant, and equipment	655	1,966
Deferred revenue	36	198
Other	646	1,243
Total current accrued liabilities	$3,658	$6,203

Note 10. Debt, Net

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

On March 28, 2023, the Company entered into Amendment No. 2 to the Credit Agreement (Amendment No. 2, or as amended, the Amended Credit Agreement) which (i) increased the applicable margin from 6.45% to 7.00% for the Term Loan and from 3.75% to 4.00% for the Revolver, and increased the Term SOFR floor from 1.00% to 4.50% on both the Term Loan and Revolver, (ii) gave the lenders discretion regarding the $10.0 million in borrowings in the second half of 2023 and the $10.0 million in borrowings in the first half of 2024 by removing the trailing twelve month Clinical Solutions revenue requirement that was previously required under the Term Loan, (iii) removed the increase in the minimum cash covenant from $10.0 million to $15.0 million on the $10.0 million in borrowings in the first half of 2024, and added the $10.0 million minimum cash covenant requirement throughout the remaining term of the Amended Credit Agreement, and (iv) reduced the requirements for trailing twelve months of net revenue for all future periods—for example, for the twelve months ending December 31, 2023, the minimum net revenue requirement was reduced from $45.0 million to $42.0 million. Concurrent with Amendment No. 2, the exit fee due on the date of termination of the Term Loan, or the date on which the obligations under the Term Loan become due and payable in full, increased from 7.00% percent to 8.50% of the total aggregate principal amount of term loans made pursuant to the Term Loan (including amendments thereto) as of such date.

As discussed above, the Company is subject to certain financial covenants as set forth in the Amended Credit Agreement. These financial covenants include (i) a trailing twelve months minimum net revenue covenant that must be met each calendar month, and (ii) a requirement to maintain a minimum level of cash at all times through the term of the agreement. The Company was in compliance with its financial covenants as of June 30, 2023, however, the Company determined that it was not in compliance with the trailing twelve months minimum net revenue covenant as of July 31, 2023. Accordingly, the long-term debt, net has been reclassified to current in the accompanying balance sheet.

Debt, net consisted of the following (in thousands):

	As of June 30, 2023	As of December 31, 2022
Debt	$22,135	$22,135
Cumulative accretion of exit fee	335	161
Unamortized debt discount and debt issuance costs	(308)	(320)
Debt, net	$22,162	$21,976

As of June 30, 2023, the fair value of the Company’s debt approximated its carrying value. The fair value of the Company’s debt was based on observable market inputs (Level 2).

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

Stock Options

The following table summarizes the stock option activity for the six months ended June 30, 2023 (in thousands, except share and per share data):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2023	3,846,532	$7.02	8.31	$9,083
Granted	548,152	$5.37
Exercised	(51,774)	$1.47
Forfeited	(181,786)	$10.33
Expired	(29,701)	$16.14
Outstanding at June 30, 2023	4,131,423	$6.66	8.03	$3,223
Exercisable at June 30, 2023	1,769,740	$5.53	7.61	$1,999
Vested and expected to vest at June 30, 2023	3,846,741	$7.12	8.22	$2,592

The weighted average assumptions used in the Black-Scholes pricing model for stock options granted during the three and six months ended June 30, 2023, were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Estimated dividend yield	-%	-%	-%	-%
Weighted-average expected stock price volatility	35.35%	33.47%	35.04%	33.14%
Weighted-average risk-free interest rate	3.47%	2.90%	4.11%	2.09%
Expected average term of options (in years)	6.25	6.25	6.25	6.25
Weighted-average fair value of common stock	$1.97	$14.11	$5.37	$14.98
Weighted-average fair value per option	$0.81	$5.44	$2.28	$5.48

Restricted Stock

The following table summarizes the restricted stock unit activity for the six months ended June 30, 2023 (in thousands, except share and per share data):

	Number of Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2023	28,071	$7.43	0.42	$158
Granted	174,595	$4.93
Vested	(28,071)	$7.43
Forfeited	—	$—
Outstanding at June 30, 2023	174,595	$4.93	1.76	$466
Vested and expected to vest at June 30, 2023	174,595	$4.93	1.76	$466

Employee Stock Purchase Plan

The Company also maintains an employee stock purchase plan (ESPP) that authorizes the issuance of shares of common stock pursuant to purchase rights granted to eligible employees. Unless otherwise determined by the Company’s board of directors, shares of the Company’s common stock will be purchased for the accounts of employees participating in the Company’s ESPP at a price per share equal to the lesser of (i) 85% of the fair market value of a share of the Company’s common stock on the first day of an offering; or (ii) 85% of the fair market value of a share of the Company’s common stock on the date of purchase. Offering periods are generally six months long; beginning on May 15, 2023, offering periods begin on June 1 and December 1 of each year. The Company issued 82,034 shares of common stock under the ESPP during the three and six months ended June 30, 2023 and 13,235 shares of common stock under the ESPP during the three and six months ended June 30, 2022.

Stock-Based Compensation Expense

Stock-based compensation expense included in the accompanying condensed financial statements was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Cost of sales	$40	$44	$76	$63
Research and development	40	48	77	113
Sales and marketing	172	126	324	225
General and administrative	818	716	1,603	1,320
Total stock-based compensation expense	$1,070	$934	$2,080	$1,721

Stock-based compensation expense related to stock options was $1.0 million and $1.9 million for the three and six months ended June 30, 2023, respectively, and $0.9 million and $1.7 million for the three and six months ended June 30, 2022, respectively. Unrecognized compensation expense related to stock options was $8.7 million at June 30, 2023, which is expected to be recognized as expense over the weighted-average period of 3.02 years.

Stock-based compensation expense related to restricted stock units was $0.1 million and $0.2 million for the three and six months ended June 30, 2023, respectively, and was not significant for the three and six months ended June 30, 2022. Unrecognized compensation expense related to restricted stock units was $0.8 million at June 30, 2023, which is expected to be recognized as expense over the weighted-average period of 2.77 years.

Stock-based compensation expense related to the ESPP was not significant for either of the three or six months ended June 30, 2023 or 2022. Total compensation cost related to the ESPP not yet recognized also was not significant in those periods. As of June 30, 2023, an insignificant amount has been withheld on behalf of employees for future purchases under the ESPP.

Note 12. Income Taxes

For the three months ended June 30, 2023, the Company's provision for income taxes was not significant, compared to the three months ended June 30, 2022, when the Company recorded a $0.4 million income tax benefit. The effective tax rates for the three months ended June 30, 2023 and 2022 were 0.2% and 6.0%, respectively. The effective tax rates differ from the federal statutory rate primarily due to operating losses not expected to produce a benefit.

For the six months ended June 30, 2023, the Company's benefit from income taxes was not significant, compared to the six months ended June 30, 2022, when the Company recorded a $0.8 million income tax benefit. The effective tax rates for the six months ended June 30, 2023 and 2022 were 0.0% and 6.1%, respectively. The effective tax rates differ from the federal statutory rate primarily due to operating losses not expected to produce a benefit.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(7,154)	$(6,203)	$(15,971)	$(11,700)
Weighted average shares used in computing net loss per share—basic and diluted	28,272,306	28,057,801	28,227,132	28,044,460
Net loss per share—basic and diluted	$(0.25)	$(0.22)	$(0.57)	$(0.42)

The following is a summary of the common stock equivalents for the securities outstanding during the respective periods that have been excluded from the computation of diluted net loss per common share, as their effect would be anti-dilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Employee share-based awards to purchase common stock	4,106,421	3,818,283	3,991,641	3,620,794

Note 14. Related Parties

The Company has identified Meeches LLC (Meeches) as a related party through common control. Meeches is controlled by Ted Davis and Irene Davis, founders and current directors, and greater than five percent stockholders of the Company. Prior to May 16, 2023, the Company leased certain real property in Mansfield, Massachusetts, from Meeches and did not have any outstanding balances owed to Meeches as of June 30, 2023 or December 31, 2022. For the three and six months ended June 30, 2023, the Company paid Meeches lease payments that were not significant and $0.1 million, respectively, and for the three and six months ended June 30, 2022, the Company paid Meeches lease payments of $0.1 million and $0.2 million, respectively.

On April 11, 2023, the Company and Meeches entered into an agreement to terminate the Mansfield lease, which termination occurred on May 16, 2023. Shortly thereafter, Meeches sold the property to a third party. As part of the consideration for the early termination of the Mansfield lease, the Company entered into an escrow agreement with the new owner on May 17, 2023, and placed in escrow an amount equal to five months of base rent plus related expenses assumed by Teknova under the Mansfield lease. Escrow funds will be released to the new owner on a pro-rata monthly basis for the following five months, or until the occurrence of a rent commencement date under any new lease of the property to a third party. Upon the rent commencement date under a new lease, all amounts remaining in the escrow account and not then due, pro-rated daily, shall be released to Teknova.

Note 15. Subsequent Events

On July 13, 2023, the Company entered into Amendment No. 3 to the Credit Agreement (Amendment No. 3), which amends the definition of Permitted Debt in the Amended Credit Agreement from $250,000 to $1,100,000 to allow for the financing of the Company's Directors and Officers (D&O) liability insurance and related policies as described further below. Other than the modifications described in this paragraph and in Note 10. Debt, Net, the Amended Credit Agreement continues unmodified in all other material respects.

On July 13, 2023, the Company also entered into a financing agreement with First Insurance Funding for the financing of the Company's D&O liability insurance and related policies. Under the terms of the financing agreement, the Company will pay a total of $1.2 million in premiums, taxes and fees, plus interest at an annual percentage rate of 7.74% in ten monthly separate installment payments commencing on July 25, 2023.

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

Overview

Since our founding in 1996, we have been producing critical reagents for the discovery, development, and commercialization of novel therapies, vaccines, and molecular diagnostics. Our more than 3,000 active customers span the entire continuum of the life sciences market, including leading pharmaceutical and biotechnology companies, contract development and manufacturing organizations, in vitro diagnostics franchises, and academic and government research institutions. Our Company is built around our knowledge, methods, and know-how in our proprietary manufacturing processes, which are highly adaptable and configurable. These proprietary processes enable us to manufacture and deliver high-quality, custom, made-to-order products with short turnaround times and at scale, across all stages of our customers’ product development, from early research through commercialization.

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

We manufacture our products at our Hollister, California, headquarters and stock inventory of raw materials, components, and finished goods at that campus. We rely on a limited number of suppliers for certain raw materials, and we have no long-term supply arrangements with our suppliers, as we order on a purchase order basis. We ship our products directly from our warehouse in Hollister, California, to our customers and distributors, generally pursuant to purchase orders. We typically recognize revenue when products are shipped.

We generated revenue of $11.5 million during the three months ended June 30, 2023, which represents a decrease of $0.2 million compared to revenue of $11.7 million during the three months ended June 30, 2022. For the three months ended June 30, 2023 and 2022, only 3.9% and 3.5%, respectively, of our revenue was generated from customers located outside of the United States. We generated revenue of $20.6 million during the six months ended June 30, 2023, which represents a decrease of $2.2 million compared to revenue of $22.8 million during the six months ended June 30, 2022. For the six months ended June 30, 2023 and 2022, only 4.1% and 3.2%, respectively, of our revenue was generated from customers located outside of the United States. Our sales outside of the United States are denominated in U.S. Dollars.

We had an operating loss of $7.0 million during the three months ended June 30, 2023, compared to an operating loss of $6.6 million during the three months ended June 30, 2022. We had an operating loss of $15.9 million during the six months ended June 30, 2023, compared to an operating loss of $12.5 million during the six months ended June 30, 2022. While our expenses may fluctuate over the short term, we expect our expenses will continue to increase in future periods, but at a slower rate, in connection with our ongoing activities as we:

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

Impact of Broader Economic Trends on Our Business

We are closely monitoring economic uncertainty in the U.S. and abroad. General inflation in the U.S. rose to levels not experienced in recent decades. General inflation, including rising prices for our raw materials and other inputs, as well as rising salaries and other expenses, negatively impact our business by increasing our cost of sales and operating expenses. In addition, the U.S. Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation. Inflation, together with increased interest rates, may cause our customers to reduce, delay, or cancel orders for our goods and services, thereby causing a decrease in or change in timing of sales of our products and services. We cannot predict the impact of future inflation and interest rate increases on the results of our operations. For further information regarding the impact of these economic factors on the Company, please see the risk factors identified in Part I, Item 1A, Risk Factors, of our 2022 Annual Report on Form 10-K.

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and Three Months Ended June 30, 2022

The following tables set forth our results of operations for the three months ended June 30, 2023 and 2022 (dollars in thousands):

	For the Three Months Ended June 30,
	2023	2022	$ Change	% Change
Revenue	$11,527	$11,690	$(163)	(1.4)%
Cost of sales	6,461	6,443	18	0.3%
Gross profit	5,066	5,247	(181)	(3.4)%
Operating expenses:
Research and development	1,464	1,929	(465)	(24.1)%
Sales and marketing	2,174	2,598	(424)	(16.3)%
General and administrative	5,943	7,059	(1,116)	(15.8)%
Amortization of intangible assets	287	287	—	—
Long-lived assets impairment	2,195	—	2,195	100.0%
Total operating expenses	12,063	11,873	190	1.6%
Loss from operations	(6,997)	(6,626)	(371)	5.6%
Other (expenses) income, net
Interest (expense) income, net	(308)	28	(336)	(1200.0)%
Other income, net	166	—	166	100.0%
Total other (expenses) income, net	(142)	28	(170)	(607.1)%
Loss before income taxes	(7,139)	(6,598)	(541)	8.2%
Provision for (benefit from) income taxes	15	(395)	410	(103.8)%
Net loss	$(7,154)	$(6,203)	$(951)	15.3%

Revenue

Our revenue disaggregated by product category for the three months ended June 30, 2023 and 2022, was as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2023	2022	$ Change	% Change
Lab Essentials	$7,581	$8,393	$(812)	(9.7)%
Clinical Solutions	3,653	2,943	710	24.1%
Other	293	354	(61)	(17.2)%
Total revenue	$11,527	$11,690	$(163)	(1.4)%

Total revenue was $11.5 million for the three months ended June 30, 2023, and $11.7 million for the three months ended June 30, 2022.

Lab Essentials revenue was $7.6 million for the three months ended June 30, 2023, a decrease of $0.8 million, or 9.7%, compared to $8.4 million for the three months ended June 30, 2022. The decrease in Lab Essentials revenue was attributable to a decreased number of customers, partially offset by higher average revenue per customer.

Clinical Solutions revenue was $3.7 million for the three months ended June 30, 2023, an increase of $0.7 million, or 24.1%, compared to $2.9 million for the three months ended June 30, 2022. The growth in Clinical Solutions revenue was attributable to an increased number of customers, partially offset by lower average revenue per customer.

Our revenue disaggregated by geographic region, for the three months ended June 30, 2023 and 2022, was as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2023	2022	$ Change	% Change
United States	$11,075	$11,285	$(210)	(1.9)%
International	452	405	47	11.6%
Total revenue	$11,527	$11,690	$(163)	(1.4)%

Revenue from U.S. sales was $11.1 million and $11.3 million for the three months ended June 30, 2023 and 2022, respectively. Revenue from U.S. sales as a percentage of our total revenue was consistent period over period, representing 96.1% and 96.5% of our total revenue during the three months ended June 30, 2023 and 2022, respectively.

Revenue from international sales was $0.5 million and $0.4 million for the three months ended June 30, 2023 and 2022, respectively. Revenue from international sales as a percentage of our total revenue was also consistent, representing 3.9% and 3.5% of our total revenue during the three months ended June 30, 2023 and 2022, respectively.

Gross profit

Our gross profit for the three months ended June 30, 2023 and 2022, was as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2023	2022	$ Change	% Change
Cost of sales	$6,461	$6,443	$18	0.3%
Gross profit	5,066	5,247	(181)	(3.4)%
Gross profit %	43.9%	44.9%

Gross profit percentage was 43.9% and 44.9% for the three months ended June 30, 2023 and 2022, respectively. The decrease in gross profit percentage was primarily driven by increased overhead costs, partially offset by a higher percentage of Clinical Solutions revenue.

Operating expenses

Our operating expenses for the three months ended June 30, 2023 and 2022, were as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2023	2022	$ Change	% Change
Research and development	$1,464	$1,929	$(465)	(24.1)%
Sales and marketing	2,174	2,598	(424)	(16.3)%
General and administrative	5,943	7,059	(1,116)	(15.8)%
Amortization of intangible assets	287	287	—	—
Long-lived assets impairment	2,195	—	2,195	100.0%
Total operating expenses	$12,063	$11,873	$190	1.6%

Research and development expenses were $1.5 million and $1.9 million for the three months ended June 30, 2023 and 2022, respectively. The decrease was primarily driven by reduced headcount and professional fees.

Sales and marketing expenses were $2.2 million and $2.6 million for the three months ended June 30, 2023 and 2022, respectively. The decrease was primarily driven by lower marketing expenses.

General and administrative expenses were $5.9 million and $7.1 million for the three months ended June 30, 2023 and 2022, respectively. The decrease was driven by reduced spending, primarily in professional fees and occupancy costs.

Amortization of intangible assets was consistent at $0.3 million for each of the three months ended June 30, 2023 and 2022.

We incurred a $2.2 million impairment charge related to long-lived assets for the three months ended June 30, 2023, with no comparable charges for the three months ended June 30, 2022. Refer to “Notes to Financial Statements—Note 6—Property, Plant, and Equipment, Net,” in our financial statements for details regarding the impairment.

Other (expenses) income, net

Our other (expenses) income, net for the three months ended June 30, 2023 and 2022, were as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2023	2022	$ Change	% Change
Interest (expense) income, net	$(308)	$28	$(336)	(1200.0)%
Other income, net	166	—	166	100.0%
Total other (expenses) income, net	$(142)	$28	$(170)	(607.1)%

Total other (expenses) income, net was $0.1 million for the three months ended June 30, 2023, and not significant for the three months ended June 30, 2022. The increase in total other expenses, net was attributable to higher interest expense primarily driven by an increase in debt coupled with higher interest rates. Total other income, net increased due to income earned on short-term liquid investments. We continue to capitalize a portion of the interest on funds borrowed to finance certain of our capital expenditures. Capitalized interest costs were $0.3 million for each of the three months ended June 30, 2023 and 2022.

Provision for (benefit from) income taxes

Our provision for (benefit from) income taxes for the three months ended June 30, 2023 and 2022, was as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2023	2022	$ Change	% Change
Provision for (benefit from) income taxes	$15	$(395)	$410	(103.8)%
Effective tax rate	-0.2%	6.0%

Our provision for income taxes was not significant for the three months ended June 30, 2023, compared to a $0.4 million benefit for the three months ended June 30, 2022. The increase in our provision for income taxes was attributable to operating losses not expected to produce a benefit.

Comparison of the Six Months Ended June 30, 2023 and Six Months Ended June 30, 2022

The following tables set forth our results of operations for the six months ended June 30, 2023 and 2022 (dollars in thousands):

	For the Six Months Ended June 30,
	2023	2022	$ Change	% Change
Revenue	$20,648	$22,837	$(2,189)	(9.6)%
Cost of sales	13,159	12,241	918	7.5%
Gross profit	7,489	10,596	(3,107)	(29.3)%
Operating expenses:
Research and development	2,859	3,942	(1,083)	(27.5)%
Sales and marketing	4,517	4,195	322	7.7%
General and administrative	13,288	14,354	(1,066)	(7.4)%
Amortization of intangible assets	573	574	(1)	(0.2)%
Long-lived assets impairment	2,195	—	2,195	100.0%
Total operating expenses	23,432	23,065	367	1.6%
Loss from operations	(15,943)	(12,469)	(3,474)	27.9%
Other (expenses) income, net
Interest (expense) income, net	(215)	15	(230)	(1533.3)%
Other income, net	184	—	184	100.0%
Total other (expenses) income, net	(31)	15	(46)	(306.7)%
Loss before income taxes	(15,974)	(12,454)	(3,520)	28.3%
Provision for (benefit from) income taxes	(3)	(754)	751	(99.6)%
Net loss	$(15,971)	$(11,700)	$(4,271)	36.5%

Revenue

Our revenue disaggregated by product category for the six months ended June 30, 2023 and 2022, was as follows (dollars in thousands):

	For the Six Months Ended June 30,
	2023	2022	$ Change	% Change
Lab Essentials	$14,838	$15,368	$(530)	(3.4)%
Clinical Solutions	5,262	6,755	(1,493)	(22.1)%
Other	548	714	(166)	(23.2)%
Total revenue	$20,648	$22,837	$(2,189)	(9.6)%

Total revenue was $20.6 million for the six months ended June 30, 2023, and $22.8 million for the six months ended June 30, 2022.

Lab Essentials revenue was $14.8 million for the six months ended June 30, 2023, a decrease of $0.5 million, or 3.4%, compared to $15.4 million for the six months ended June 30, 2022. The decrease in Lab Essentials revenue was attributable to a decreased number of customers, partially offset by higher average revenue per customer.

Clinical Solutions revenue was $5.3 million for the six months ended June 30, 2023, a decrease of $1.5 million, or 22.1%, compared to $6.8 million for the six months ended June 30, 2022. The decrease in Clinical Solutions revenue was attributable to lower average revenue per customer, partially offset by an increased number of customers.

Our revenue disaggregated by geographic region, for the six months ended June 30, 2023 and 2022, was as follows (dollars in thousands):

	For the Six Months Ended June 30,
	2023	2022	$ Change	% Change
United States	$19,801	$22,105	$(2,304)	(10.4)%
International	847	732	115	15.7%
Total revenue	$20,648	$22,837	$(2,189)	(9.6)%

Revenue from U.S. sales was $19.8 million and $22.1 million for the six months ended June 30, 2023 and 2022, respectively. Revenue from U.S. sales as a percentage of our total revenue was consistent period over period, representing 95.9% and 96.8% of our total revenue during the six months ended June 30, 2023 and 2022, respectively.

Revenue from international sales was $0.8 million and $0.7 million for the six months ended June 30, 2023 and 2022, respectively. Revenue from international sales as a percentage of our total revenue was also consistent, representing 4.1% and 3.2% of our total revenue during the six months ended June 30, 2023 and 2022, respectively.

Gross profit

Our gross profit for the six months ended June 30, 2023 and 2022, was as follows (dollars in thousands):

	For the Six Months Ended June 30,
	2023	2022	$ Change	% Change
Cost of sales	$13,159	$12,241	$918	7.5%
Gross profit	7,489	10,596	(3,107)	(29.3)%
Gross profit %	36.3%	46.4%

Gross profit percentage was 36.3% and 46.4% for the six months ended June 30, 2023 and 2022, respectively. The decrease in gross profit percentage was primarily driven by increased overhead costs, and to a lesser extent the decrease in revenue and the associated lower absorption of fixed manufacturing costs.

Operating expenses

Our operating expenses for the six months ended June 30, 2023 and 2022, were as follows (dollars in thousands):

	For the Six Months Ended June 30,
	2023	2022	$ Change	% Change
Research and development	$2,859	$3,942	$(1,083)	(27.5)%
Sales and marketing	4,517	4,195	322	7.7%
General and administrative	13,288	14,354	(1,066)	(7.4)%
Amortization of intangible assets	573	574	(1)	(0.2)%
Long-lived assets impairment	2,195	—	2,195	100.0%
Total operating expenses	$23,432	$23,065	$367	1.6%

Research and development expenses were $2.9 million and $3.9 million for the six months ended June 30, 2023 and 2022, respectively. The decrease was primarily driven by reduced headcount and professional fees.

Sales and marketing expenses were $4.5 million and $4.2 million for the six months ended June 30, 2023 and 2022, respectively. The increase was primarily driven by higher wages and benefits, partially offset by lower marketing expenses.

General and administrative expenses were $13.3 million and $14.4 million for the six months ended June 30, 2023 and 2022, respectively. Excluding the one-time, non-recurring charge related to the reduction in workforce of $0.7 million incurred during the six months ended June 30, 2023, general and administrative expenses decreased $1.8 million compared to the six months ended June 30, 2022. The decrease was driven by reduced spending, primarily in professional fees and occupancy costs, partially offset by higher wages and stock-based compensation expense.

Amortization of intangible assets was consistent at $0.6 million for each of the six months ended June 30, 2023 and 2022.

We incurred a $2.2 million impairment charge related to long-lived assets for the six months ended June 30, 2023, with no comparable charges for the six months ended June 30, 2022. Refer to “Notes to Financial Statements—Note 6—Property, Plant, and Equipment, Net,” in our financial statements for details regarding the impairment.

Other (expenses) income, net

Our other (expenses) income, net for the six months ended June 30, 2023 and 2022, were as follows (dollars in thousands):

	For the Six Months Ended June 30,
	2023	2022	$ Change	% Change
Interest (expense) income, net	$(215)	$15	$(230)	(1533.3)%
Other income, net	184	—	184	100.0%
Total other (expenses) income, net	$(31)	$15	$(46)	(306.7)%

Total other (expenses) income, net was not significant for each of the six months ended June 30, 2023 and 2022. Interest expense, net increased primarily due to an increase in debt coupled with higher interest rates. Meanwhile, total other income, net increased due to income earned on short-term liquid investments. We continue to capitalize a portion of the interest on funds borrowed to finance certain of our capital expenditures. Capitalized interest costs were $0.9 million and $0.6 million for the six months ended June 30, 2023 and 2022, respectively.

Provision for (benefit from) income taxes

Our benefit from income taxes for the six months ended June 30, 2023 and 2022, was as follows (dollars in thousands):

	For the Six Months Ended June 30,
	2023	2022	$ Change	% Change
Provision for (benefit from) income taxes	$(3)	$(754)	$751	(99.6)%
Effective tax rate	0.0%	6.1%

Our benefit from income taxes was not significant for the six months ended June 30, 2023, compared to a $0.8 million benefit for the six months ended June 30, 2022. The decrease in our benefit from income taxes was attributable to operating losses not expected to produce a benefit.

Liquidity and Capital Resources

The primary source of financing for our operations is our initial public offering, which we completed in June 2021 (IPO) and resulted in net proceeds to us of $99.1 million, after deducting underwriting discounts and commissions of $7.7 million and offering expenses of $3.6 million.

To facilitate our expected growth, we have used our sources of liquidity to make investments to expand our operations and increase capacity, and may continue to do so in the future. In particular, we have completed the build out of our new manufacturing facility and have made improvements to our warehouse and distribution facilities, all located in Hollister, California.

Our principal liquidity requirements are to fund our operations and capital expenditures. As of June 30, 2023, we have limited capital resources to fund ongoing operations. During the three and six months ended June 30, 2023, we incurred net losses of $7.2 million and $16.0 million, respectively. In addition, as of June 30, 2023, we had an accumulated deficit of $71.0 million in addition to borrowings outstanding under our Term Loan (defined below). As of June 30, 2023, we had $14.4 million of working capital, which included $23.7 million in cash and cash equivalents. Our available capital resources may not be sufficient for us to continue to meet our obligations as they become due over the next twelve months if we cannot improve our operating results or increase our operating cash inflows. In the event these capital resources are not sufficient, we may need to raise additional capital through the sale of equity or debt securities, enter into strategic business collaboration agreements with other companies, seek other funding sources, or sell assets. However, there can be no assurance that we will be able to accomplish any of the foregoing or to do so on favorable terms. If we are unable to meet our obligations when they become due over the next twelve months through our available capital resources, or obtain new sources of capital when needed, we may have to delay expenditures, reduce the scope of our manufacturing operations, reduce or eliminate one or more of our development programs, make significant changes to our operating plan, or cease our operations.

As of June 30, 2023, we had an outstanding principal amount of $22.1 million under a senior secured term loan (the Term Loan) pursuant to our amended credit agreement with MidCap Financial Trust (the Amended Credit Agreement). The Amended Credit Agreement provides for an aggregate loan commitment under the Term Loan of up to $57.135 million, which includes a $5.0 million working capital facility (the Revolver), although all future borrowings under this agreement are at our lenders' discretion. There were no borrowings under our Revolver as of June 30, 2023. The maximum loan amount under our Revolver is $5.0 million; however, we are permitted to request that the lenders increase that amount up to $15.0 million. We are subject to certain financial covenants under the terms of the Amended Credit Agreement. These financial covenants include (i) a trailing twelve months minimum net revenue covenant that we must meet each calendar month, and (ii) a requirement to maintain a minimum level of cash at all times through the term of the agreement. We were in compliance with our financial covenants as of June 30, 2023, however, we determined that we were not in compliance with the trailing twelve months minimum net revenue covenant as of July 31, 2023. We continue to experience unfavorable market conditions, consistent with other companies in our industry, that have led us to lower our revenue projections for the year. As a result, it is unlikely that we will be able to comply with revenue covenant for the remainder of 2023. Failing to comply with the revenue covenant constitutes an event of default under the Amended Credit Agreement and the lender has the right, but not the obligation, to accelerate our obligations to pay the outstanding balance due and payable under the Term Loan. If we are not able to obtain a waiver from or agree to another accommodation with the lender with respect to the revenue covenant violation, or any future violation, we could be required to repay all or a portion of the outstanding amount under the Term Loan. In that event, we could need to seek other sources of capital and there can be no assurances that we would be able to do so on acceptable terms. See “Notes to Financial Statements—Note 10—Debt, Net,” for a more detailed discussion of the material terms of our Amended Credit Agreement.

We also have an ATM Facility under which we may offer and sell, from time to time, shares of our common stock having aggregate gross proceeds of up to $50.0 million. We will pay a commission of up to 3.0% of gross sales proceeds of any common stock sold under the ATM Facility. The aggregate market value of shares eligible for sale under the ATM Facility will be subject to the limitations of General Instruction I.B.6 of Form S-3, to the extent required under such instruction. See “Notes to Financial Statements—Note 2—Basis of Presentation and Summary of Significant Accounting Policies,” for a more detailed discussion of the material terms of our ATM Facility.

As of June 30, 2023, our material cash requirements from known contractual obligations and commitments relate primarily to operating leases for our office, manufacturing, warehouse, and distribution facilities. See “Notes to Financial Statements—Note 7—Leases,” for a discussion of our lease obligations reflected on our balance sheet.

The accompanying unaudited financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q, have been prepared assuming we will continue as a going concern, which contemplates continuity of operations, realization of assets, and the satisfaction of liabilities in the normal course of business for one year following the issuance of these unaudited financial statements. As such, the accompanying unaudited financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

The following table sets forth, for the periods indicated, net cash flows used in operating activities, used in investing activities, and (used in) provided by financing activities (in thousands):

	For the Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(11,540)	$(11,039)
Net cash used in investing activities	(6,650)	(16,837)
Net cash (used in) provided by financing activities	(205)	5,092
Net decrease in cash and cash equivalents	$(18,395)	$(22,784)

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

Net cash used in operating activities was $11.5 million for the six months ended June 30, 2023, which primarily consisted of net loss of $16.0 million plus net adjustments for non-cash charges of $7.0 million, offset by net changes in operating assets and liabilities of $2.5 million. The primary non-cash adjustments to net loss included $2.4 million of depreciation and amortization, $2.2 million impairment charge related to long-lived assets, $2.1 million of stock-based compensation, and $0.2 million amortization of debt financing costs. The main drivers of the changes in operating assets and liabilities were a $1.4 million decrease in accounts payable, $1.2 million decrease in accrued liabilities, $1.1 million increase in contract assets, and a $0.3 increase in accounts receivable, partially offset by a $1.0 million decrease in prepaid expenses and other current assets, $0.2 million decrease other non-current assets, and $0.2 million decrease in inventories.

Net cash used in operating activities was $11.0 million for the six months ended June 30, 2022, which primarily consisted of net loss of $11.7 million plus net adjustments for non-cash charges of $2.8 million, offset by net changes in operating assets and liabilities of $2.2 million. The primary non-cash adjustments to net loss included $1.5 million of depreciation and amortization and $1.7 million of stock-based compensation, partially offset by $0.8 million in deferred taxes. The main drivers of the changes in operating assets and liabilities were a $2.5 million increase in inventories, $1.2 million increase in accounts receivable, $0.6 million increase in other non-current assets, and $0.3 million decrease in accounts payable, partially offset by a $1.1 million decrease in income taxes receivable, $0.7 million decrease in prepaid expenses and other current assets, and $0.6 million increase in accrued liabilities.

Investing Activities

Net cash used in investing activities relates to purchases of property, plant, and equipment. Net cash used in investing activities was $6.7 million and $16.8 million for the six months ended June 30, 2023 and 2022, respectively.

Financing Activities

Net cash used in financing activities was $0.2 million for the six months ended June 30, 2023, which was primarily attributable to the payment of offering costs of $0.4 million, partially offset by proceeds of $0.1 million from the exercise of stock options and $0.1 million from issuance of common stock under our employee stock purchase plan.

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

We are also a “smaller reporting company” as defined in Rule 12b-2 under the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies until the fiscal year following the determination that (i) the market value of our voting and non-voting common stock held by non-affiliates equals or exceeds $250.0 million measured on the last business day of our most recently completed second fiscal quarter, and our annual revenues are more than $100.0 million during the most recently completed fiscal year or (ii) the market value of our voting and non-voting common stock held by non-affiliates equals or exceeds $700.0 million measured on the last business day of our most recently completed second fiscal quarter.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of a material weakness in our internal control over financial reporting as previously disclosed in the 2022 Annual Report on Form 10-K, our disclosure controls and procedures were not effective as of June 30, 2023.

Material Weakness in Internal Control Over Financial Reporting

Under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. During the audit of our financial statements, for the fiscal year ended December 31, 2022, we and our independent registered public accounting firm identified a material weakness in our accounting for income taxes due to errors identified and resulting adjustments recorded. Specifically, the Company did not have the appropriate complement of tax resources commensurate with the nature and complexity associated with the Company’s income tax accounting process. Our audited financial statements present income taxes in accordance with GAAP, however, the errors identified with respect to adjustments related to income taxes recorded amounted to a material weakness. The material weakness remained un-remediated as of June 30, 2023.

Management’s Plan to Remediate the Material Weakness

We continue to take measures to remediate the material weakness related to our accounting for income taxes. These measures include engaging accounting personnel and/or consultants with specific income tax accounting experience necessary to assist with our accounting for income taxes as well as implementing and adopting additional controls and procedures. These remediation measures may be time consuming, costly, and might place significant demands on our financial and operational resources. We believe that the remediation plan’s design and implementation will effectively remediate the material weakness; however, until the remediation activities are fully implemented, and the operational effectiveness of related internal controls is validated through testing, the material weakness described above will continue to exist.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.

The accompanying unaudited financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q, have been prepared assuming we will continue as a going concern, which contemplates continuity of operations, realization of assets, and the satisfaction of liabilities in the normal course of business for one year following the issuance of these unaudited financial statements. However, we have identified certain negative conditions and events, described further below, that raise substantial doubt about our ability to continue as a going concern.

Our available capital resources may not be sufficient for us to continue to meet our obligations as they become due over the next twelve months if we cannot improve our operating results or increase our operating cash inflows. In the event these capital resources are not sufficient, we may need to raise additional capital through the sale of equity or debt securities, enter into strategic business collaboration agreements with other companies, seek other funding sources, or sell assets. However, there can be no assurance that we will be able to accomplish any of the foregoing or to do so on favorable terms. If we are unable to meet our obligations when they become due over the next twelve months through our available capital resources, or obtain new sources of capital when needed, we may have to delay expenditures, reduce the scope of our manufacturing operations, reduce or eliminate one or more of our development programs, make significant changes to our operating plan, or cease our operations.

Additionally, we are subject to certain financial covenants under the terms of the Amended Credit Agreement. These financial covenants include (i) a trailing twelve months minimum net revenue covenant that we must meet each calendar month, and (ii) a requirement to maintain a minimum level of cash at all times through the term of the agreement. We were in compliance with our financial covenants as of June 30, 2023, however, we determined that we were not in compliance with the trailing twelve months minimum net revenue covenant as of July 31, 2023. We continue to experience unfavorable market conditions, consistent with other companies in our industry, that have led us to lower our revenue projections for the year. As a result, it is unlikely that we will be able to comply with the revenue covenant for the remainder of 2023. Failing to comply with the revenue covenant constitutes an event of default under the Amended Credit Agreement and the lender has the right, but not the obligation, to accelerate our obligations to pay the outstanding balance due and payable under the Term Loan. If we are not able to obtain a waiver from or agree to another accommodation with the lender with respect to the revenue covenant violation, or any future violation, we could be required to repay all or a portion of the outstanding amount under the Term Loan. In that event, we could need to seek other sources of capital and there can be no assurances that we would be able to do so on acceptable terms.

The uncertainty regarding our ability to continue as a going concern could materially adversely affect our share price and our ability to service our indebtedness, raise new capital or enter into commercial transactions. To address these matters, the Company may take actions that materially and adversely affect our business, including significant reductions in research, development, administrative, and commercial activities, reduction of our employee base, and ultimately curtailing or ceasing operations, any of which could materially adversely affect our business, financial condition, results of operations, and share price.

If we fail to comply with the covenants and other obligations under the Amended Credit Agreement, the lender may be able to accelerate amounts owed under the facilities and may foreclose upon the assets securing our obligations.

Our indebtedness under the Amended Credit Agreement is secured by substantially all of our assets. We are currently not in compliance with the minimum net revenue covenant contained in the Amended Credit Agreement, which would allow the lenders to accelerate the required repayment of all or a portion of the amounts due, if they choose not to grant us a waiver or agree to another accommodation. In addition, if we do not meet our other covenants under the Amended Credit Agreement, the lender would be able to accelerate the required repayment of amounts due and, if they are not repaid, could foreclose upon the assets securing our obligations with respect to such indebtedness.

We have incurred operating losses in the past and may incur losses in the future.

We have incurred operating losses in the past, may incur operating losses in the future, and may never achieve or maintain profitability. For the years ending December 31, 2022 and 2021, we incurred net losses of $47.5 million and $9.8 million, respectively. Although we had net income of $3.6 million for the year ended December 31, 2020, we also incurred net losses both prior and subsequent to such time. In addition, during the three and six months ended June 30, 2023, we incurred net losses of $7.2 million and $16.0 million, respectively, and during the three and six months ended June 30, 2022, we incurred net losses of $6.2 million and $11.7 million. While our operating expenses, may fluctuate in the short term, we expect that our operating expenses will continue to increase as we grow our business and we have incurred additional costs in connection with legal, accounting, and other administrative expenses related to operating as a public company. Since our inception, we have financed our operations primarily through revenue from our products, the sale of our equity securities, including through our IPO, and credit agreements. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate sufficient to offset increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. We may never be able to generate sufficient revenue to achieve or maintain profitability, and our past growth and profitability should not be considered indicative of our future performance.

A significant portion of our total outstanding shares of common stock are available for immediate resale and may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. All shares sold in our IPO were freely tradable upon such sale without restriction or further registration under the Securities Act, except for any shares held by our affiliates, as that term is defined under Rule 144 of the Securities Act (Rule 144), including our directors, executive officers, and other affiliates (including Telegraph Hill Partners Management Company LLC, which, through its affiliates Telegraph Hill Partners IV, L.P. and THP IV Affiliates Fund, LLC, controls 61.8% of the voting power of our outstanding common stock), which may be sold only in compliance with certain limitations.

As of June 30, 2023, we have 28,341,302 shares of common stock outstanding, substantially all of which are held by directors, executive officers, and other affiliates and will be subject to volume, manner of sale, and other limitations under Rule 144. Registration of any of these outstanding shares of common stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the registration statement.

The market price of our stock could decline if the holders of currently restricted shares of common stock sell such shares or are perceived by the market as intending to do so. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of common stock or other securities. In addition, shares of our common stock that are issued pursuant to our equity incentive plans and our Employee Stock Purchase Plan (ESPP) will become eligible for sale in the public market, subject to provisions relating to various vesting agreements, lock-up agreements, and Rule 144, as applicable.

As of June 30, 2023, there were 312,174, 1,620,882 and 2,372,962 shares of common stock reserved for issuance pursuant to outstanding stock option awards under the 2016 Stock Plan, as amended (2016 Plan), the 2020 Equity Incentive Plan, as amended (2020 Plan) and the 2021 Equity Incentive Plan (2021 Plan), respectively. In addition, the 2021 Plan and the ESPP provide for annual automatic increases in the number of shares reserved thereunder. As of January 1, 2023, a total of 3,596,340 and 804,236 shares of common stock were available and have been reserved for future issuance under the 2021 Plan and our ESPP, respectively. In the future, we may also issue our securities in connection with investments or acquisitions. The number of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to you.

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

333-256795) filed with the SEC on June 4, 2021).

10.1*

Amendment No. 3, dated as of July 13, 2023, to the Amended and Restated Credit and Security Agreement (Term Loan), dated as of May 10, 2022, and as amended on November 8, 2022 and March 28, 2023 by and among Alpha Teknova, Inc. and MidCap Financial Trust, as agent and as a lender, and the additional lenders from time to time party thereto.

10.2*

Amendment No. 3, dated as of July 13, 2023, to the Amended and Restated Credit and Security Agreement (Revolving Loan), dated as of May 10, 2022, and as amended November 8, 2022 and March 28, 2023 by and among Alpha Teknova, Inc. and MidCap Financial Trust, as agent and as a lender, and the additional lenders from time to time party thereto.

10.3	Amended Alpha Teknova, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-Q filed with the SEC on May 11, 2023).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHA TEKNOVA INC.

Date: August 11, 2023	By:	/s/ STEPHEN GUNSTREAM
Stephen Gunstream
President and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2023	By:	/s/ MATTHEW LOWELL
Matthew Lowell
Chief Financial Officer (Principal Financial Officer)