Form 10-Q
period 2023-09-30
Alpha Teknova, Inc.
filed 2023-11-13
CIK 1850902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 9, 2023, the registrant had 40,727,780 shares of common stock, $0.00001 par value per share, outstanding.

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
•
the impact of any pandemic, epidemic, or outbreak of infectious disease (including COVID-19), natural disasters, geopolitical unrest, war (including in Ukraine or the Middle East), terrorism, public health issues or other catastrophic events may have on our business and our ability to actively manage our response to these types of events;
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

ALPHA TEKNOVA, INC.

Form 10-Q for the Quarter Ended September 30, 2023

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

ALPHA TEKNOVA, INC.

Condensed Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$8,169	$10,692	$28,817	$33,529
Cost of sales	6,697	5,922	19,856	18,163
Gross profit	1,472	4,770	8,961	15,366
Operating expenses:
Research and development	1,397	1,925	4,256	5,867
Sales and marketing	2,412	2,397	6,929	6,592
General and administrative	6,138	6,502	19,426	20,856
Amortization of intangible assets	287	287	860	861
Long-lived assets impairment	—	—	2,195	—
Goodwill impairment	—	16,613	—	16,613
Total operating expenses	10,234	27,724	33,666	50,789
Loss from operations	(8,762)	(22,954)	(24,705)	(35,423)
Other (expenses) income, net
Interest (expense) income, net	(791)	70	(1,006)	85
Loss on extinguishment of debt	(824)	—	(824)	—
Other income, net	233	36	417	36
Total other (expenses) income, net	(1,382)	106	(1,413)	121
Loss before income taxes	(10,144)	(22,848)	(26,118)	(35,302)
Provision for (benefit from) income taxes	9	(374)	6	(1,128)
Net loss	$(10,153)	$(22,474)	$(26,124)	$(34,174)
Net loss per share—basic and diluted	$(0.34)	$(0.80)	$(0.91)	$(1.22)
Weighted average shares used in computing net loss per share—basic and diluted	29,956,930	28,090,267	28,810,068	28,059,897

The accompanying notes are an integral part of these condensed financial statements.

ALPHA TEKNOVA, INC.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	As of September 30, 2023	As of December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$32,079	$42,236
Accounts receivable, net of allowance for doubtful accounts of $43 thousand and $22 thousand	5,160	4,261
Inventories, net	11,468	12,247
Income taxes receivable	—	22
Prepaid expenses and other current assets	2,371	2,374
Total current assets	51,078	61,140
Property, plant, and equipment, net	51,579	51,577
Operating right-of-use lease assets	17,080	19,736
Intangible assets, net	16,696	17,556
Other non-current assets	1,952	2,252
Total assets	$138,385	$152,261
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,422	$2,449
Accrued liabilities	5,147	6,203
Current portion of operating lease liabilities	1,770	2,223
Total current liabilities	8,339	10,875
Deferred tax liabilities	1,228	1,223
Other accrued liabilities	125	191
Long-term debt, net	13,168	21,976
Long-term operating lease liabilities	15,873	18,111
Total liabilities	38,733	52,376
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized at September 30, 2023 and December 31, 2022, respectively, zero shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.00001 par value, 490,000,000 shares authorized at September 30, 2023 and December 31, 2022, 40,727,780 and 28,179,423 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	180,782	154,891
Accumulated deficit	(81,130)	(55,006)
Total stockholders’ equity	99,652	99,885
Total liabilities and stockholders’ equity	$138,385	$152,261

The accompanying notes are an integral part of these condensed financial statements.

ALPHA TEKNOVA, INC.

Condensed Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at July 1, 2023	28,341,302	$—	$157,185	$(70,977)	$86,208
Stock-based compensation	—	—	1,035	—	1,035
Equity financing, net of issuance costs	12,386,478	—	22,562	—	22,562
Net loss	—	—	—	(10,153)	(10,153)
Balance at September 30, 2023	40,727,780	$—	$180,782	$(81,130)	$99,652

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at July 1, 2022	28,080,484	$—	$152,705	$(19,238)	$133,467
Stock-based compensation	—	—	968	—	968
Issuance of common stock upon exercise of stock options	50,000	—	35	—	35
Net loss	—	—	—	(22,474)	(22,474)
Balance at September 30, 2022	28,130,484	$—	$153,708	$(41,712)	$111,996

The accompanying notes are an integral part of these condensed financial statements.

ALPHA TEKNOVA, INC.

Condensed Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2023	28,179,423	$—	$154,891	$(55,006)	$99,885
Stock-based compensation	—	—	3,115	—	3,115
Issuance of common stock upon exercise of stock options	51,774	—	76	—	76
Issuance of common stock under employee stock purchase plan	82,034	—	138	—	138
Vesting of restricted stock units	28,071	—	—	—	—
Equity financing, net of issuance costs	12,386,478	—	22,562	—	22,562
Net loss	—	—	—	(26,124)	(26,124)
Balance at September 30, 2023	40,727,780	$—	$180,782	$(81,130)	$99,652

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2022	28,012,017	$—	$150,741	$(7,538)	$143,203
Stock-based compensation	—	—	2,689	—	2,689
Issuance of common stock upon exercise of stock options	105,232	—	134	—	134
Issuance of common stock under employee stock purchase plan	13,235	—	144	—	144
Net loss	—	—	—	(34,174)	(34,174)
Balance at September 30, 2022	28,130,484	$—	$153,708	$(41,712)	$111,996

The accompanying notes are an integral part of these condensed financial statements.

ALPHA TEKNOVA, INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2023	2022
Operating activities:
Net loss	$(26,124)	$(34,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	21	34
Inventory reserve	130	178
Depreciation and amortization	4,049	2,272
Stock-based compensation	3,115	2,689
Deferred taxes	5	(1,125)
Amortization of debt financing costs	415	159
Non-cash lease expense	86	256
Loss on disposal of property, plant, and equipment	5	210
Long-lived assets impairment	2,195	—
Goodwill impairment	—	16,613
Loss on extinguishment of debt	824	—
Changes in operating assets and liabilities:
Accounts receivable	(721)	(949)
Contract assets	—	(667)
Inventories	649	(5,107)
Income taxes receivable	22	1,068
Prepaid expenses and other current assets	(694)	(1,083)
Other non-current assets	300	(996)
Accounts payable	(948)	969
Accrued liabilities	815	343
Other	(66)	(61)
Cash used in operating activities	(15,922)	(19,371)
Investing activities:
Purchase of property, plant, and equipment	(7,622)	(23,419)
Cash used in investing activities	(7,622)	(23,419)
Financing activities:
Proceeds from equity financing	22,915	—
Repayment of long-term debt	(10,000)	—
Proceeds from financed insurance premiums	1,004	—
Repayment of financed insurance premiums	(294)	—
Proceeds from long-term debt	—	5,135
Payment of debt issuance costs	(24)	(151)
Payment of exit fee costs	—	(135)
Payment of ATM Facility costs	(395)	—
Proceeds from exercise of stock options	76	134
Proceeds from issuance of common stock under employee stock purchase plan	138	144
Cash provided by financing activities	13,420	5,127
Change in cash, cash equivalents, and restricted cash	(10,124)	(37,663)
Cash, cash equivalents, and restricted cash at beginning of period	42,236	87,518
Cash, cash equivalents, and restricted cash at end of period	$32,112	$49,855
Supplemental cash flow disclosures:
Income taxes paid	$—	$—
Interest paid, net of amounts capitalized	$1,934	$—
Debt issuance costs included in accrued liabilities	$23	$—
Offering costs included in accounts payable and accrued liabilities	$353	$—
Capitalized property, plant, and equipment included in accounts payable and accrued liabilities	$205	$3,108
Recognition of operating right-of-use lease asset	$(1,137)	$20,318
Recognition of operating lease liabilities	$(1,193)	$20,587

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

Teknova manufactures its products at its Hollister, California, headquarters and stocks inventory of raw materials, components, and finished goods at that location. The Company ships products directly from its warehouse in Hollister, California.

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

Going Concern

Accounting Standards Codification (ASC) 205-40, Presentation of Financial Statements—Going Concern, requires management to evaluate an entity’s ability to continue as a going concern for the twelve-month period following the date on which the financial statements are available for issuance. Management performed an assessment to determine whether there were conditions or events that, considered individually and in the aggregate, raised substantial doubt about the Company’s ability to continue as a going concern for the twelve-month period following the date on which the accompanying unaudited financial statements are being issued. This assessment indicated certain negative conditions and events, described further below, that raise substantial doubt about the Company’s ability to continue as a going concern.

As of September 30, 2023, the Company had limited capital resources to fund ongoing operations. During the three and nine months ended September 30, 2023, Teknova incurred net losses of $10.2 million and $26.1 million, respectively. In addition, as of September 30, 2023, the Company had an accumulated deficit of $81.1 million and a total principal amount of outstanding borrowings of $12.1 million. As of September 30, 2023, the Company had $42.7 million of working capital, which included $32.1 million in cash and cash equivalents. The Company’s available capital resources may not be sufficient for the Company to continue to meet its obligations as they become due over the next twelve months if the Company cannot improve its operating results or increase its operating cash inflows. If these capital resources are not sufficient, the Company may need to raise additional capital through the sale of equity or debt securities, enter into strategic business collaboration agreements with other companies, seek other funding facilities, or sell assets. However, there can be no assurance that the Company will be able to accomplish any of the foregoing or do so on favorable terms. If the Company is unable to meet its obligations when they become due over the next twelve months through its available capital resources, or obtain new sources of capital when needed, the Company may have to delay expenditures, reduce the scope of its manufacturing operations, reduce or eliminate one or more of its development programs, make significant changes to its operating plan, or cease its operations.

As disclosed in Note 10. Long-term Debt, Net, the Company is subject to certain financial covenants as set forth in the Amended Credit Agreement (defined in Note 10). These financial covenants include (i) a trailing twelve months minimum net revenue covenant that must be met each calendar month, and (ii) a requirement to maintain a minimum level of cash at all times through the term of the Amended Credit Agreement. The Company was in compliance with its financial covenants as of September 30, 2023; however, the Company continues to experience unfavorable market conditions, like other companies in the industry, which have led the Company to lower its revenue projections. As a result, the Company believes it may be unable to comply with the trailing twelve months revenue covenant for the twelve-month period following the date on which the financial statements are available for issuance. Failing to comply with the monthly revenue covenant would be an event of default under the Amended Credit Agreement and the lender would have the right, but not the obligation, to accelerate the Company's obligations to pay the outstanding balance due and payable under the Term Loan (defined in Note 10). If the Company violates one or more of its covenants under the Amended Credit Agreement and is not able to obtain a waiver from or agree to an accommodation with the lender with respect to any such violation, the Company could be required to pay all or a portion of the outstanding amount under the Term Loan. In that event, the Company may need to seek other sources of capital and there can be no assurances that the Company would be able to do so on acceptable terms.

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

At-the-Market Facility

On March 30, 2023, the Company entered into a sales agreement (the ATM Facility) with Cowen and Company, LLC (Cowen), under which the Company may offer and sell, from time to time, shares of its common stock having aggregate gross proceeds of up to $50.0 million. The issuance and sale of these shares pursuant to the ATM Facility are deemed “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the Securities Act), and are registered under the Securities Act. The Company will pay a commission of up to 3.0% of gross sales proceeds of any common stock sold under the ATM Facility. The aggregate market value of shares eligible for sale under the ATM Facility will be subject to the limitations of General Instruction I.B.6 of Form S-3, to the extent required under such instruction. Following the capital raise through offerings described further below, costs capitalized related to the ATM Facility of $0.4 million were written off during the three months ended September 30, 2023, and reflected in general and administrative expenses.

Concurrent Registered Direct Offering and Private Placements

On September 15, 2023, the Company entered into a securities purchase agreement (the Registered Direct Purchase Agreement) in connection with a registered direct offering (the Registered Direct Offering) with certain accredited investors and qualified institutional buyers. On September 15, 2023, the Company also entered into a securities purchase agreement (the PIPE Purchase Agreement and, together with the Registered Direct Purchase Agreement, the Purchase Agreements) and a registration rights agreement (the Registration Rights Agreement) in connection with a concurrent private placement (the PIPE Private Placement) with certain accredited investors and qualified institutional buyers.

Pursuant to the Registered Direct Purchase Agreement, the Company sold 1,086,485 shares of the Company’s common stock, $0.00001 par value per share (the Common Stock) at an offering price of $1.85 per share. Pursuant to the PIPE Purchase Agreement, the Company sold 11,299,993 shares of Common Stock (the PIPE Shares), at the same offering price of $1.85 per share.

The Company’s controlling stockholder, Telegraph Hill Partners Management Company LLC, through its affiliates Telegraph Hill Partners IV, L.P. and THP IV Affiliates Fund, LLC, the Company's President and Chief Executive Officer and a member of its board of directors, Stephen Gunstream, the Company's Chief Financial Officer, Matthew Lowell, and the Company's General Counsel and Chief Compliance Officer, Damon Terrill, and the Mackowski Family Trust, which is affiliated with J. Matthew Mackowski, a member of the Company’s board of directors, participated in the PIPE Private Placement and purchased an aggregate of 9,054,052 shares of common stock on the same terms as the other investors.

The Company received aggregate gross proceeds of $22.915 million from the Registered Direct Offering and PIPE Private Placement (collectively, the Offerings), before deducting offering expenses payable by the Company. As of September 30, 2023, $0.4 million of costs directly related to these Offerings were included as a reduction to additional paid-in capital on the balance sheet.

The Offerings closed on September 19, 2023.

Cash and Cash Equivalents

The following table provides a reconciliation of the amount of cash, cash equivalents, and restricted cash reported within the balance sheets (in thousands). Restricted cash represents amounts held in an escrow account related to payments made in consideration for the early termination of the lease as described below in Note 14. Related Parties.

	As of September 30, 2023	As of December 31, 2022
Cash and cash equivalents	$32,079	$42,236
Restricted cash included in other current assets	33	—
Total cash, cash equivalents, and restricted cash	$32,112	$42,236

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

Teknova’s revenue, disaggregated by product category, was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Lab Essentials	$7,274	$9,470	$22,112	$24,838
Clinical Solutions	597	919	5,859	7,673
Other	298	303	846	1,018
Total revenue	$8,169	$10,692	$28,817	$33,529

Teknova’s revenue, disaggregated by geographic region, was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$7,827	$10,384	$27,628	$32,489
International	342	308	1,189	1,040
Total revenue	$8,169	$10,692	$28,817	$33,529

Note 4. Concentrations of Risk

Customers

Customers who accounted for 10% or more of the Company’s revenues and outstanding balance of accounts receivable and contract assets are presented as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		As of	As of
	2023	2022	2023	2022	September 30, 2023	December 31, 2022
Distributor customer A	*	*	*	*	*	15%
Distributor customer B	20%	14%	18%	14%	28%	17%
Direct customer A	*	*	*	*	12%	*
Direct customer B	*	15%	*	*	*	*
Direct customer C	*	13%	*	*	*	*

* Represents less than 10%.

The Company’s customers that are distributors, as opposed to direct customers, represent highly diversified customer bases.

Suppliers

Suppliers who accounted for 10% or more of the Company’s inventory purchases and outstanding balance of accounts payable are presented as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		As of	As of
	2023	2022	2023	2022	September 30, 2023	December 31, 2022
Distributor supplier A	46%	37%	39%	36%	12%	11%
Direct supplier A	*	*	10%	*	*	*
Direct supplier B	*	24%	*	18%	*	*
Direct supplier C	13%	*	10%	*	*	*

* Represents less than 10%.

The Company’s suppliers that are distributors, as opposed to direct suppliers, represent highly diversified supplier bases.

Note 5. Inventories, Net

Inventories consist of the following (in thousands):

	As of September 30, 2023	As of December 31, 2022
Finished goods, net	$8,155	$8,368
Work in process	58	186
Raw materials, net	3,255	3,693
Total inventories, net	$11,468	$12,247

Note 6. Property, Plant, and Equipment, Net

Property, plant, and equipment consist of the following (in thousands):

	As of September 30, 2023	As of December 31, 2022
Machinery and equipment	$29,475	$19,433
Office furniture and equipment	899	628
Vehicles	292	229
Leasehold improvements	24,609	12,093
	55,275	32,383
Less—Accumulated depreciation	(6,711)	(4,520)
	48,564	27,863
Construction in progress	3,015	23,714
Total property, plant, and equipment, net	$51,579	$51,577

For the three and nine months ended September 30, 2023, depreciation expense was $1.3 million and $3.2 million, respectively, and for the three and nine months ended September 30, 2022, depreciation expense was $0.4 million and $1.4 million, respectively.

Teknova capitalizes interest on funds borrowed to finance certain of its capital expenditures. Capitalized interest is recorded as part of an asset’s cost and depreciated over the asset’s useful life. For the three and nine months ended September 30, 2023, capitalized interest costs were not significant and $0.9 million, respectively, and for the three and nine months ended September 30, 2022, capitalized interest costs were $0.4 million and $1.1 million, respectively.

In June 2023, the Company identified circumstances that indicated that certain of its long-lived assets may not be fully recoverable. Specifically, these circumstances included changes in the market price of the asset group, continued losses and a current expectation that, more likely than not, these long-lived assets in question will be sold or otherwise disposed of significantly before the end of their previously estimated useful life. The Company reviewed the recoverability of the carrying value of these assets and determined that their carrying value exceeded their fair value. The fair value of these assets was measured employing cost and market approaches, using Level 3 inputs under ASC 820, Fair Value Measurement. Unobservable inputs include salvage value estimates, replacement or reproduction cost estimates, as well as consideration of physical deterioration, and functional and economic obsolescence, where measurable. As a result of this fair value analysis, an impairment charge of $2.2 million was recorded related to these long-lived assets in the quarter ended June 30, 2023. Subsequently, management sold these assets which were no longer expected to be used in operations during the quarter ended September 30, 2023 at an amount that approximated carrying value after the impairment charges recorded.

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

Operating lease expense was $0.7 million and $2.2 million for the three and nine months ended September 30, 2023, respectively, and operating lease expense was $0.8 million and $2.5 million for the three and nine months ended September 30, 2022, respectively. Cash paid for amounts included in the measurement of the lease liabilities was $0.6 million and $2.1 million for the three and nine months ended September 30, 2023, respectively, and cash paid for amounts included in the measurement of the lease liabilities was $0.7 million and $2.1 million for the three and nine months ended September 30, 2022, respectively. The weighted-average discount rate was 5.0% and the weighted-average remaining lease term was 9.0 years as of September 30, 2023.

Maturities of operating lease liabilities at September 30, 2023 were as follows (in thousands):

Amount
Remainder of 2023	$647
2024	2,601
2025	2,354
2026	2,413
2027	2,416
Thereafter	11,917
Total lease payments	22,348
Less: imputed interest	(4,705)
Present value of lease liabilities	$17,643

Note 8. Intangible Assets, Net

The following is a summary of intangible assets with definite and indefinite lives (in thousands):

	Balance at September 30, 2023			Balance at December 31, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Definite Lived:
Customer relationships	$9,180	$5,403	$3,777	$9,180	$4,543	$4,637
Indefinite Lived:
Tradename	12,919	—	12,919	12,919	—	12,919
Total intangible assets	$22,099	$5,403	$16,696	$22,099	$4,543	$17,556

For each of the three months ended September 30, 2023 and 2022, amortization expense was $0.3 million and for each of the nine months ended September 30, 2023 and 2022, amortization expense was $0.9 million.

As of September 30, 2023, the remaining weighted-average useful life of definite lived intangible assets was 3.3 years. The estimated future amortization expense of intangible assets with definite lives is as follows (in thousands):

Amount
Remainder of 2023	$288
2024	1,148
2025	1,148
2026	1,148
2027	45
Estimated future amortization expense of definite-lived intangible assets	$3,777

Note 9. Accrued Liabilities

Accrued liabilities were comprised of the following (in thousands):

	As of September 30, 2023	As of December 31, 2022
Payroll-related	$3,068	$2,796
Property, plant, and equipment	110	1,966
Deferred revenue	24	198
Insurance premiums and accrued interest	709	—
Other	1,236	1,243
Total current accrued liabilities	$5,147	$6,203

On July 13, 2023, the Company entered into a financing agreement with First Insurance Funding for the financing of the Company's Directors and Officers (D&O) liability insurance and related policies. Under the terms of the financing agreement, the Company agreed to pay a total of $1.2 million in premiums, taxes and fees, plus interest at an annual percentage rate of 7.74% in ten monthly installment payments commencing on July 25, 2023. During the three months ended September 30, 2023, the Company paid a down payment on the policy of $0.2 million to the insurer and three monthly installments for an aggregate of $0.3 million to First Insurance Funding. As of September 30, 2023, the Company owed $0.7 million for insurance premiums and accrued interest.

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

On March 28, 2023, the Company entered into Amendment No. 2 to the Credit Agreement (Amendment No. 2) which (i) increased the applicable margin from 6.45% to 7.00% for the Term Loan and from 3.75% to 4.00% for the Revolver, and increased the Term SOFR floor from 1.00% to 4.50% on both the Term Loan and Revolver, (ii) gave the lenders discretion regarding the $10.0 million in borrowings in the second half of 2023 and the $10.0 million in borrowings in the first half of 2024 by removing the trailing twelve-month Clinical Solutions revenue requirement that was previously required under the Term Loan, (iii) removed the increase in the minimum cash covenant from $10.0 million to $15.0 million on the $10.0 million in borrowings in the first half of 2024, and added the $10.0 million minimum cash covenant requirement throughout the remaining term of the Amended Credit Agreement, and (iv) reduced the requirements for trailing twelve months of net revenue for all future periods—for example, for the twelve months ending December 31, 2023, the minimum net revenue requirement was reduced from $45.0 million to $42.0 million. Concurrent with Amendment No. 2, the exit fee due on the date of termination of the Term Loan, or the date on which the obligations under the Term Loan become due and payable in full, increased from 7.00% percent to 8.50% of the total aggregate principal amount of term loans made pursuant to the Term Loan as of such date.

On July 13, 2023, the Company entered into Amendment No. 3 to the Credit Agreement (Amendment No. 3), which amended the definition of Permitted Debt in the Amended Credit Agreement from $250,000 to $1,100,000 to allow for the financing of the Company's D&O liability insurance and related policies as described further above.

On September 19, 2023, the Company entered into Amendment No. 4 to the Credit Agreement (Amendment No. 4, or as amended, the Amended Credit Agreement). As previously disclosed in our Form 10-Q for the period ended June 30, 2023, the Company determined that it was not in compliance with the trailing twelve months minimum net revenue covenant contained in the Credit Agreement as of July 31, 2023. Amendment No. 4 includes a waiver from MidCap of the revenue covenant violation for the period ending July 31, 2023. As a condition to the effectiveness of Amendment No. 4, the Company prepaid the principal amount of the Term Loan in an amount equal to $10.0 million (the Term Loan Prepayment). The Company recognized a loss on the extinguishment of debt in the amount of $0.8 million related to the Term Loan Prepayment in the Statements of Operations for the three and nine months ended September 30, 2023. Amendment No. 4 reduced the minimum net revenue requirements for future periods up to and including for the twelve months ending December 31, 2025—for example, the Company’s minimum net revenue requirement was reduced (i) for the twelve months ending December 31, 2023, from $42.0 million to $36.5 million, (ii) for the twelve months ending December 31, 2024, from $49.0 million to $42.0 million, and (iii) for the twelve months ending December 31, 2025, from $58.8 million to $50.0 million. Amendment No. 4 also removed those requirements for the periods ending January 31, 2026 through March 31, 2027, instead requiring that for each applicable twelve-month period ending after December 31, 2025, the Company’s minimum net revenue requirement will be determined by MidCap in its reasonable discretion in consultation with the Company’s senior management and based on financial statements and projections delivered to MidCap in accordance with the financial reporting requirements in the Amended Credit Agreement, so long as the minimum net revenue requirements for those periods shall not be less than the greater of (x) the applicable minimum net revenue requirement for the twelve-month period ending on the last day of the immediately preceding month and (y) $50.0 million. In addition, the minimum cash covenant requirement was reduced from $10.0 million to $9.0 million. Concurrent with Amendment No. 4, the exit fee due on the date of termination of the Term Loan, or the date on which the obligations under the Term Loan become due and payable in full, increased from 8.5% to 9.0% of the total aggregate principal amount of term loans made pursuant to the Term Loan (including amendments thereto) as of such date. The Company did not pay a prepayment fee in connection with the Term Loan Prepayment. Finally, Amendment No. 4 conditions the next borrowing under the Revolving Loan on the Company achieving net revenue for the preceding twelve-month period of at least $45.0 million. Except as described above, the Amended Credit Agreement is unmodified in all other material respects.

Debt, net consisted of the following (in thousands):

	As of September 30, 2023	As of December 31, 2022
Debt	$12,135	$22,135
Cumulative accretion of exit fee	1,192	161
Unamortized debt discount and debt issuance costs	(159)	(320)
Debt, net	$13,168	$21,976

At September 30, 2023, the scheduled maturities of the Company's debt obligations were as follows (in thousands):

Amount
Remainder of 2023	$—
2024	—
2025	3,539
2026	6,068
2027	2,528
Total	$12,135

As of September 30, 2023, the fair value of the Company’s debt approximated its carrying value. The fair value of the Company’s debt was based on observable market inputs (Level 2).

Note 11. Stock-Based Compensation

Equity Incentive Plans

The Company maintains a stock incentive plan, that permits the granting of incentive stock options or nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, and other stock-based awards. The equity-based awards for employees will vest over a four-year period, pursuant to two different vesting schedules. For initial equity-based awards granted to employees, the first vest is generally a one-year cliff vest, followed by monthly vesting for the final three years. Thereafter, annual equity-based awards granted to employees typically vest monthly over the four-year vest term. The initial equity-based awards granted to the Company’s non-employee, independent directors upon appointment to the board of directors will vest over a three-year period, with the first vest being a one-year cliff, followed by monthly vesting over the remaining two years. Thereafter, annual equity-based awards granted to the Company’s non-employee, independent directors will cliff vest after one year from the date of grant.

Stock Options

The following table summarizes the stock option activity for the nine months ended September 30, 2023 (in thousands, except share and per share data):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2023	3,846,532	$7.02	8.31	$9,083
Granted	604,835	$5.05
Exercised	(51,774)	$1.47
Forfeited	(263,348)	$10.24
Expired	(42,807)	$15.33
Outstanding at September 30, 2023	4,093,438	$6.51	7.71	$3,477
Exercisable at September 30, 2023	2,008,038	$5.66	7.27	$2,309
Vested and expected to vest at September 30, 2023	3,808,756	$6.96	7.89	$2,811

The weighted average assumptions used in the Black-Scholes pricing model for stock options granted during the three and nine months ended September 30, 2023, were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Estimated dividend yield	-%	-%	-%	-%
Weighted-average expected stock price volatility	35.43%	34.27%	35.08%	33.22%
Weighted-average risk-free interest rate	4.54%	3.49%	4.15%	2.19%
Expected average term of options (in years)	3.00	6.25	5.95	6.25
Weighted-average fair value of common stock	$1.95	$4.84	$5.05	$14.27
Weighted-average fair value per option	$0.57	$1.95	$2.12	$5.23

Restricted Stock

The following table summarizes the restricted stock unit activity for the nine months ended September 30, 2023 (in thousands, except share and per share data):

	Number of Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2023	28,071	$7.43	0.42	$158
Granted	174,595	$4.93
Vested	(28,071)	$7.43
Forfeited	(18,815)	$3.93
Outstanding at September 30, 2023	155,780	$5.05	1.61	$435
Vested and expected to vest at September 30, 2023	155,780	$5.05	1.61	$435

Employee Stock Purchase Plan

The Company also maintains an employee stock purchase plan (ESPP) that authorizes the issuance of shares of common stock pursuant to purchase rights granted to eligible employees. Unless otherwise determined by the Company’s board of directors, shares of the Company’s common stock will be purchased for the accounts of employees participating in the Company’s ESPP at a price per share equal to the lesser of (i) 85% of the fair market value of a share of the Company’s common stock on the first day of an offering; or (ii) 85% of the fair market value of a share of the Company’s common stock on the date of purchase. Offering periods are generally six months long; beginning on May 15, 2023, offering periods begin on June 1 and December 1 of each year. The Company issued zero and 82,034 shares of common stock under the ESPP during the three and nine months ended September 30, 2023, respectively. The Company issued zero and 13,235 shares of common stock under the ESPP during the three and nine months ended September 30, 2022.

Stock-Based Compensation Expense

Stock-based compensation expense included in the accompanying condensed financial statements was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of sales	$36	$45	$112	$108
Research and development	43	40	120	153
Sales and marketing	168	126	492	351
General and administrative	788	757	2,391	2,077
Total stock-based compensation expense	$1,035	$968	$3,115	$2,689

Stock-based compensation expense related to stock options was $0.9 million and $2.8 million for the three and nine months ended September 30, 2023, respectively, and $0.9 million and $2.5 million for the three and nine months ended September 30, 2022, respectively. Unrecognized compensation expense related to stock options was $7.4 million at September 30, 2023, which is expected to be recognized as expense over the weighted-average period of 2.91 years.

Stock-based compensation expense related to restricted stock units was $0.1 million and $0.2 million for the three and nine months ended September 30, 2023, respectively, and was not significant for each of the three and nine months ended September 30, 2022, respectively. Unrecognized compensation expense related to restricted stock units was $0.6 million at September 30, 2023, which is expected to be recognized as expense over the weighted-average period of 2.75 years.

Stock-based compensation expense related to the ESPP was not significant and $0.1 million for the three and nine months ended September 30, 2023, respectively, and was not significant for either the three or nine months ended September 30, 2022. Total compensation cost related to the ESPP not yet recognized was not significant at September 30, 2023. As of September 30, 2023, $0.1 million has been withheld on behalf of employees for future purchases under the ESPP.

Note 12. Income Taxes

For the three months ended September 30, 2023, the Company's provision for income taxes was not significant, compared to the three months ended September 30, 2022, when the Company recorded a $0.4 million income tax benefit. The effective tax rates for the three months ended September 30, 2023 and 2022 were (0.1%) and 1.6%, respectively. The effective tax rates differ from the federal statutory rate primarily due to operating losses not expected to produce a benefit.

For the nine months ended September 30, 2023, the Company's provision for income taxes was not significant, compared to the nine months ended September 30, 2022, when the Company recorded a $1.1 million income tax benefit. The effective tax rates for the nine months ended September 30, 2023 and 2022 were 0.0% and 3.2%, respectively. The effective tax rates differ from the federal statutory rate primarily due to operating losses not expected to produce a benefit.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(10,153)	$(22,474)	$(26,124)	$(34,174)
Weighted average shares used in computing net loss per share—basic and diluted	29,956,930	28,090,267	28,810,068	28,059,897
Net loss per share—basic and diluted	$(0.34)	$(0.80)	$(0.91)	$(1.22)

The following is a summary of the common stock equivalents for the securities outstanding during the respective periods that have been excluded from the computation of diluted net loss per common share, as their effect would be anti-dilutive:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Employee share-based awards to purchase common stock	4,019,909	3,311,656	4,000,857	3,133,232

Note 14. Related Parties

The Company has identified Meeches LLC (Meeches) as a related party through common control. Meeches is controlled by Ted Davis and Irene Davis, founders and current directors, and greater than five percent stockholders of the Company. Prior to May 16, 2023, the Company leased certain real property in Mansfield, Massachusetts, from Meeches. As of September 30, 2023 and December 31, 2022 the Company did not have any outstanding balances owed to Meeches. For the three and nine months ended September 30, 2023, the Company paid Meeches lease payments of zero and $0.1 million, respectively, and for the three and nine months ended September 30, 2022, the Company paid Meeches lease payments of $0.1 million and $0.2 million, respectively.

On April 11, 2023, the Company and Meeches entered into an agreement to terminate the Mansfield lease, which termination occurred on May 16, 2023. Shortly thereafter, Meeches sold the property to a third party. As part of the consideration for the early termination of the Mansfield lease, the Company entered into an escrow agreement with the new owner on May 17, 2023, and placed in escrow an amount equal to five months of base rent plus related expenses assumed by Teknova under the Mansfield lease. Escrow funds have been released to the new owner on a pro-rata monthly basis.

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

We are ISO 13485:2016 certified, enabling us to manufacture products for use in diagnostic and therapeutic applications. Our certification allows us to offer solutions across the entire customer product development workflow, supporting our customers’ need for materials in greater volume and that meet increasingly stringent quality requirements as they scale from research to commercialization.

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

We generated revenue of $8.2 million during the three months ended September 30, 2023, which represents a decrease of $2.5 million compared to revenue of $10.7 million during the three months ended September 30, 2022. For the three months ended September 30, 2023 and 2022, only 4.2% and 2.9%, respectively, of our revenue was generated from customers located outside of the United States. We generated revenue of $28.8 million during the nine months ended September 30, 2023, which represents a decrease of $4.7 million compared to revenue of $33.5 million during the nine months ended September 30, 2022. For the nine months ended September 30, 2023 and 2022, only 4.1% and 3.1%, respectively, of our revenue was generated from customers located outside of the United States. Our sales outside of the United States are denominated in U.S. Dollars.

We had an operating loss of $8.8 million during the three months ended September 30, 2023, compared to an operating loss excluding goodwill impairment of $6.3 million during the three months ended September 30, 2022. We had an operating loss excluding long-lived asset impairment of $22.5 million during the nine months ended September 30, 2023, compared to an operating loss excluding goodwill impairment of $18.8 million during the nine months ended September 30, 2022. While our expenses may fluctuate over the short term, we expect our expenses will continue to increase in future periods, but at a slower rate, in connection with our ongoing activities as we:

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

Results of Operations

Comparison of the Three Months Ended September 30, 2023, and Three Months Ended September 30, 2022

The following tables set forth our results of operations for the three months ended September 30, 2023 and 2022 (dollars in thousands):

	For the Three Months Ended September 30,
	2023	2022	$ Change	% Change
Revenue	$8,169	$10,692	$(2,523)	(23.6)%
Cost of sales	6,697	5,922	775	13.1%
Gross profit	1,472	4,770	(3,298)	(69.1)%
Operating expenses:
Research and development	1,397	1,925	(528)	(27.4)%
Sales and marketing	2,412	2,397	15	0.6%
General and administrative	6,138	6,502	(364)	(5.6)%
Amortization of intangible assets	287	287	—	—
Long-lived assets impairment	—	—	—	—
Goodwill impairment	—	16,613	(16,613)	(100.0)%
Total operating expenses	10,234	27,724	(17,490)	(63.1)%
Loss from operations	(8,762)	(22,954)	14,192	(61.8)%
Other (expenses) income, net
Interest (expense) income, net	(791)	70	(861)	(1230.0)%
Loss on extinguishment of debt	(824)	—	(824)	(100.0)%
Other income, net	233	36	197	547.2%
Total other (expenses) income, net	(1,382)	106	(1,488)	(1403.8)%
Loss before income taxes	(10,144)	(22,848)	12,704	(55.6)%
Provision for (benefit from) income taxes	9	(374)	383	(102.4)%
Net loss	$(10,153)	$(22,474)	$12,321	(54.8)%

Revenue

Our revenue disaggregated by product category for the three months ended September 30, 2023 and 2022, was as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2023	2022	$ Change	% Change
Lab Essentials	$7,274	$9,470	$(2,196)	(23.2)%
Clinical Solutions	597	919	(322)	(35.0)%
Other	298	303	(5)	(1.7)%
Total revenue	$8,169	$10,692	$(2,523)	(23.6)%

Total revenue was $8.2 million for the three months ended September 30, 2023, and $10.7 million for the three months ended September 30, 2022.

Lab Essentials revenue was $7.3 million for the three months ended September 30, 2023, a decrease of $2.2 million, or 23.2%, compared to $9.5 million for the three months ended September 30, 2022. The decrease in Lab Essentials revenue was primarily attributable to a decreased number of customers, and to a lesser extent lower average revenue per customer.

Clinical Solutions revenue was $0.6 million for the three months ended September 30, 2023, a decrease of $0.3 million, or 35.0%, compared to $0.9 million for the three months ended September 30, 2022. The decrease in Clinical Solutions revenue was attributable to lower average revenue per customer, partially offset by an increased number of customers.

Our revenue disaggregated by geographic region, for the three months ended September 30, 2023 and 2022, was as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2023	2022	$ Change	% Change
United States	$7,827	$10,384	$(2,557)	(24.6)%
International	342	308	34	11.0%
Total revenue	$8,169	$10,692	$(2,523)	(23.6)%

Revenue from U.S. sales was $7.8 million and $10.4 million for the three months ended September 30, 2023 and 2022, respectively. Revenue from U.S. sales as a percentage of our total revenue was consistent period over period, representing 95.8% and 97.1% of our total revenue during the three months ended September 30, 2023 and 2022, respectively.

Revenue from international sales was $0.3 million for each of the three months ended September 30, 2023 and 2022, respectively. Revenue from international sales as a percentage of our total revenue was also consistent, representing 4.2% and 2.9% of our total revenue during the three months ended September 30, 2023 and 2022, respectively.

Gross profit

Our gross profit for the three months ended September 30, 2023 and 2022, was as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2023	2022	$ Change	% Change
Cost of sales	$6,697	$5,922	$775	13.1%
Gross profit	1,472	4,770	(3,298)	(69.1)%
Gross profit %	18.0%	44.6%

Gross profit percentage was 18.0% and 44.6% for the three months ended September 30, 2023 and 2022, respectively. The decrease in gross profit percentage was primarily driven by the decrease in revenue and the associated lower absorption of fixed manufacturing costs, and to a lesser extent increased overhead costs that were partially offset by reduced headcount.

Operating expenses

Our operating expenses for the three months ended September 30, 2023 and 2022, were as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2023	2022	$ Change	% Change
Research and development	$1,397	$1,925	$(528)	(27.4)%
Sales and marketing	2,412	2,397	15	0.6%
General and administrative	6,138	6,502	(364)	(5.6)%
Amortization of intangible assets	287	287	—	—
Goodwill impairment	—	16,613	(16,613)	(100.0)%
Total operating expenses	$10,234	$27,724	$(17,490)	(63.1)%

Research and development expenses were $1.4 million and $1.9 million for the three months ended September 30, 2023 and 2022, respectively. The decrease was primarily driven by reduced headcount and professional fees.

Sales and marketing expenses were consistent at $2.4 million for each of the three months ended September 30, 2023 and 2022, respectively.

General and administrative expenses were $6.1 million and $6.5 million for the three months ended September 30, 2023 and 2022, respectively. Excluding the one-time, non-recurring charge of $0.4 million related to the write-off of ATM Facility costs during the three months ended September 30, 2023, general and administrative expenses decreased $0.8 million compared to the three months ended September 30, 2022. The decrease was driven by reduced headcount and spending, primarily in professional fees.

Amortization of intangible assets was consistent at $0.3 million for each of the three months ended September 30, 2023 and 2022.

We incurred a $16.6 million goodwill impairment charge for the three months ended September 30, 2022, with no comparable charges in the same period of the prior year. Refer to the “Notes to Financial Statements — Note 8. Goodwill and Intangible Assets, Net” in our 2022 Annual Report on Form 10-K for details regarding the goodwill impairment.

Other (expenses) income, net

Our other (expenses) income, net for the three months ended September 30, 2023 and 2022, were as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2023	2022	$ Change	% Change
Interest (expense) income, net	$(791)	$70	$(861)	(1230.0)%
Loss on extinguishment of debt	(824)	—	(824)	(100.0)%
Other income, net	233	36	197	547.2%
Total other (expenses) income, net	$(1,382)	$106	$(1,488)	(1403.8)%

Total other expenses, net was $1.4 million for the three months ended September 30, 2023, compared to total other income, net of $0.1 million for the three months ended September 30, 2022. The increase in total other expenses, net was attributable to a $0.8 million loss on extinguishment of debt related to the partial repayment on the Term Loan coupled with higher interest expense incurred driven by both higher interest rates as well as lower amounts of interest capitalized. We continue to capitalize a portion of the interest on funds borrowed to finance certain of our capital expenditures. Capitalized interest costs were not significant and $0.4 million for the three months ended September 30, 2023 and 2022, respectively. Offsetting these other expenses is other income, which increased due to higher interest rates and thus income earned on short-term liquid investments.

Provision for (benefit from) income taxes

Our provision for (benefit from) income taxes for the three months ended September 30, 2023 and 2022, was as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2023	2022	$ Change	% Change
Provision for (benefit from) income taxes	$9	$(374)	$383	(102.4)%
Effective tax rate	(0.1)%	1.6%

Our provision for income taxes was not significant for the three months ended September 30, 2023, compared to a $0.4 million benefit for the three months ended September 30, 2022. The increase in our provision for income taxes was attributable to operating losses not expected to produce a benefit.

Comparison of the Nine Months Ended September 30, 2023, and Nine Months Ended September 30, 2022

The following tables set forth our results of operations for the nine months ended September 30, 2023 and 2022 (dollars in thousands):

	For the Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Revenue	$28,817	$33,529	$(4,712)	(14.1)%
Cost of sales	19,856	18,163	1,693	9.3%
Gross profit	8,961	15,366	(6,405)	(41.7)%
Operating expenses:
Research and development	4,256	5,867	(1,611)	(27.5)%
Sales and marketing	6,929	6,592	337	5.1%
General and administrative	19,426	20,856	(1,430)	(6.9)%
Amortization of intangible assets	860	861	(1)	(0.1)%
Long-lived assets impairment	2,195	—	2,195	100.0%
Goodwill impairment	—	16,613	(16,613)	(100.0)%
Total operating expenses	33,666	50,789	(17,123)	(33.7)%
Loss from operations	(24,705)	(35,423)	10,718	(30.3)%
Other (expenses) income, net
Interest (expense) income, net	(1,006)	85	(1,091)	(1283.5)%
Loss on extinguishment of debt	(824)	—	(824)	(100.0)%
Other income, net	417	36	381	1058.3%
Total other (expenses) income, net	(1,413)	121	(1,534)	(1267.8)%
Loss before income taxes	(26,118)	(35,302)	9,184	(26.0)%
Provision for (benefit from) income taxes	6	(1,128)	1,134	(100.5)%
Net loss	$(26,124)	$(34,174)	$8,050	(23.6)%

Revenue

Our revenue disaggregated by product category for the nine months ended September 30, 2023 and 2022, was as follows (dollars in thousands):

	For the Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Lab Essentials	$22,112	$24,838	$(2,726)	(11.0)%
Clinical Solutions	5,859	7,673	(1,814)	(23.6)%
Other	846	1,018	(172)	(16.9)%
Total revenue	$28,817	$33,529	$(4,712)	(14.1)%

Total revenue was $28.8 million for the nine months ended September 30, 2023, and $33.5 million for the nine months ended September 30, 2022.

Lab Essentials revenue was $22.1 million for the nine months ended September 30, 2023, a decrease of $2.7 million, or 11.0%, compared to $24.8 million for the nine months ended September 30, 2022. The decrease in Lab Essentials revenue was attributable to a decreased number of customers, partially offset by higher average revenue per customer.

Clinical Solutions revenue was $5.9 million for the nine months ended September 30, 2023, a decrease of $1.8 million, or 23.6%, compared to $7.7 million for the nine months ended September 30, 2022. The decrease in Clinical Solutions revenue was attributable to lower average revenue per customer, partially offset by an increased number of customers.

Our revenue disaggregated by geographic region, for the nine months ended September 30, 2023 and 2022, was as follows (dollars in thousands):

	For the Nine Months Ended September 30,
	2023	2022	$ Change	% Change
United States	$27,628	$32,489	$(4,861)	(15.0)%
International	1,189	1,040	149	14.3%
Total revenue	$28,817	$33,529	$(4,712)	(14.1)%

Revenue from U.S. sales was $27.6 million and $32.5 million for the nine months ended September 30, 2023 and 2022, respectively. Revenue from U.S. sales as a percentage of our total revenue was consistent period over period, representing 95.9% and 96.9% of our total revenue during the nine months ended September 30, 2023 and 2022, respectively.

Revenue from international sales was $1.2 million and $1.0 million for the nine months ended September 30, 2023 and 2022, respectively. Revenue from international sales as a percentage of our total revenue was also consistent, representing 4.1% and 3.1% of our total revenue during the nine months ended September 30, 2023 and 2022, respectively.

Gross profit

Our gross profit for the nine months ended September 30, 2023 and 2022, was as follows (dollars in thousands):

	For the Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Cost of sales	$19,856	$18,163	$1,693	9.3%
Gross profit	8,961	15,366	(6,405)	(41.7)%
Gross profit %	31.1%	45.8%

Gross profit percentage was 31.1% and 45.8% for the nine months ended September 30, 2023 and 2022, respectively. The decrease in gross profit percentage was primarily driven by the decrease in revenue and the associated lower absorption of fixed manufacturing costs, and to a lesser extent increased overhead costs that were partially offset by reduced headcount.

Operating expenses

Our operating expenses for the nine months ended September 30, 2023 and 2022, were as follows (dollars in thousands):

	For the Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Research and development	$4,256	$5,867	$(1,611)	(27.5)%
Sales and marketing	6,929	6,592	337	5.1%
General and administrative	19,426	20,856	(1,430)	(6.9)%
Amortization of intangible assets	860	861	(1)	(0.1)%
Long-lived assets impairment	2,195	—	2,195	100.0%
Goodwill impairment	—	16,613	(16,613)	(100.0)%
Total operating expenses	$33,666	$50,789	$(17,123)	(33.7)%

Research and development expenses were $4.3 million and $5.9 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease was primarily driven by reduced headcount and professional fees.

Sales and marketing expenses were $6.9 million and $6.6 million for the nine months ended September 30, 2023 and 2022, respectively. The increase was primarily driven by higher labor and benefit costs as well as stock-based compensation, partially offset by lower marketing expenses.

General and administrative expenses were $19.4 million and $20.9 million for the nine months ended September 30, 2023 and 2022, respectively. Excluding the one-time, non-recurring charges related to the reduction in workforce of $0.7 million and the $0.4 million write off related to ATM Facility costs during the nine months ended September 30, 2023, general and administrative expenses decreased $2.6 million compared to the nine months ended September 30, 2022. The decrease was driven by reduced spending, primarily in professional fees and occupancy costs, partially offset by higher stock-based compensation expense.

Amortization of intangible assets was consistent at $0.9 million for each of the nine months ended September 30, 2023 and 2022.

We incurred a $2.2 million impairment charge related to long-lived assets for the nine months ended September 30, 2023, with no comparable charges for the nine months ended September 30, 2022. Refer to “Notes to Financial Statements—Note 6—Property, Plant, and Equipment, Net,” in our financial statements for details regarding the impairment.

We incurred a $16.6 million goodwill impairment charge for the three months ended September 30, 2022, with no comparable charges in the same period of the prior year. Refer to the “Notes to Financial Statements — Note 8. Goodwill and Intangible Assets, Net” in our 2022 Annual Report on Form 10-K for details regarding the goodwill impairment.

Other (expenses) income, net

Our other (expenses) income, net for the nine months ended September 30, 2023 and 2022, were as follows (dollars in thousands):

	For the Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Interest (expense) income, net	$(1,006)	$85	$(1,091)	(1283.5)%
Loss on extinguishment of debt	(824)	—	(824)	(100.0)%
Other income, net	417	36	381	1058.3%
Total other (expenses) income, net	$(1,413)	$121	$(1,534)	(1267.8)%

Total other expenses, net was $1.4 million for the nine months ended September 30, 2023, compared to total other income, net of $0.1 million for the nine months ended September 30, 2022. The increase in total other expenses, net was attributable to higher interest expense primarily driven by an increase in debt coupled with higher interest rates, as well as by a $0.8 million loss on extinguishment of debt related to the partial repayment on the Term Loan. We continue to capitalize a portion of the interest on funds borrowed to finance certain of our capital expenditures. Capitalized interest costs were $0.9 million and $1.1 million for the nine months ended September 30, 2023 and 2022, respectively. Offsetting these other expenses is other income, which increased due to higher interest rates and thus income earned on short-term liquid investments.

Provision for (benefit from) income taxes

Our provision for (benefit from) income taxes for the nine months ended September 30, 2023 and 2022, was as follows (dollars in thousands):

	For the Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Provision for (benefit from) income taxes	$6	$(1,128)	$1,134	(100.5)%
Effective tax rate	(0.0)%	3.2%

Our provision for income taxes was not significant for the nine months ended September 30, 2023, compared to a $1.1 million benefit for the nine months ended September 30, 2022. The decrease in our benefit from income taxes was attributable to operating losses not expected to produce a benefit.

Liquidity and Capital Resources

The primary sources of financing for our operations are our (i) initial public offering, which we completed in June 2021 (IPO) and resulted in net proceeds to us of $99.1 million, after deducting underwriting discounts and commissions of $7.7 million and offering expenses of $3.6 million, and (ii) registered direct offering and concurrent private placement (collectively, the Offerings), which we completed in September 2023 and which resulted in aggregate gross proceeds of $22.915 million before deducting offering expenses of $0.4 million payable by the Company and the prepayment of $10 million owed under the Term Loan as discussed below.

To facilitate our expected growth, we have used our sources of liquidity to make investments to expand our operations and increase capacity, and may continue to do so in the future. In particular, we have completed the build out of our new manufacturing facility and have made improvements to our warehouse and distribution facilities, all located in Hollister, California.

Our principal liquidity requirements are to fund our operations and capital expenditures. As of September 30, 2023, we have limited capital resources to fund ongoing operations. During the three and nine months ended September 30, 2023, we incurred net losses of $10.2 million and $26.1 million, respectively. In addition, as of September 30, 2023, we had an accumulated deficit of $81.1 million and borrowings outstanding under our Term Loan (defined below). As of September 30, 2023, we had $42.7 million of working capital, which included $32.1 million in cash and cash equivalents. Our available capital resources may not be sufficient for us to continue to meet our obligations as they become due over the next twelve months if we cannot improve our operating results or increase our operating cash inflows. In the event these capital resources are not sufficient, we may need to raise additional capital through the sale of equity or debt securities, enter into strategic business collaboration agreements with other companies, seek other funding sources, or sell assets. However, there can be no assurance that we will be able to accomplish any of the foregoing or do so on favorable terms. If we are unable to meet our obligations when they become due over the next twelve months through our available capital resources, or obtain new sources of capital when needed, we may have to delay expenditures, reduce the scope of our manufacturing operations, reduce or eliminate one or more of our development programs, make significant changes to our operating plan, or cease our operations.

As of September 30, 2023, we had an outstanding principal amount of $12.1 million under a senior secured term loan (the Term Loan) pursuant to our amended credit agreement with MidCap Financial Trust (the Amended Credit Agreement). As previously disclosed in our Form 10-Q for the period ended June 30, 2023, the Company determined that it was not in compliance with the trailing twelve months minimum net revenue covenant as of July 31, 2023. As a result, the Company entered into Amendment No. 4 to the Credit Agreement (Amendment No. 4, or as amended, the Amended Credit Agreement) which includes a waiver from MidCap of the revenue covenant violation for the period ending July 31, 2023. As a condition to the effectiveness of Amendment No. 4, the Company prepaid the principal amount of the Term Loan in an amount equal to $10.0 million (the Term Loan Prepayment). Amendment No. 4 reduced these requirements for future periods up to and including for the twelve months ending December 31, 2025—for example, the Company’s minimum net revenue requirement was reduced (i) for the twelve months ending December 31, 2023, from $42.0 million to $36.5 million, (ii) for the twelve months ending December 31, 2024, from $49.0 million to $42.0 million, and (iii) for the twelve months ending December 31, 2025, from $58.8 million to $50.0 million. Amendment No. 4 also removed those requirements for the periods ending January 31, 2026 through March 31, 2027, instead requiring that for each applicable twelve-month period ending after December 31, 2025, the Company’s minimum net revenue requirement will be determined by MidCap in its reasonable discretion in consultation with the Company’s senior management and based on financial statements and projections delivered to MidCap in accordance with the financial reporting requirements in the Amended Credit Agreement, so long as the minimum net revenue requirements for those periods shall not be less than the greater of (x) the applicable minimum net revenue requirement for the twelve-month period ending on the last day of the immediately preceding month and (y) $50.0 million. In addition, the minimum cash requirement was reduced from $10.0 million to $9.0 million. Additionally, Amendment No. 4 conditions the next borrowing under the Revolving Loan on the Company achieving net revenue for the preceding twelve-month period of at least $45.0 million. See “Notes to Financial Statements—Note 10—Debt, Net,” for a more detailed discussion of the material terms of our Amended Credit Agreement.

We were in compliance with our financial covenants under the terms of the Amended Credit Agreement as of September 30, 2023. However, we continue to experience unfavorable market conditions, like other companies in our industry, which have led us to lower our revenue projections. As a result, we believe we may be unable to comply with the trailing twelve months revenue covenant for the twelve-month period following the date on which the financial statements are available for issuance. Failing to comply with the monthly revenue covenant would be an event of default under the Amended Credit Agreement and the lender would have the right, but not the obligation, to accelerate our obligations to pay the outstanding balance due and payable under the Term Loan. If we violate one or more of our covenants under the Amended Credit Agreement and are not able to obtain a waiver from or agree to an accommodation with the lender with respect to any such violation, we could be required to pay all or a portion of the outstanding amount under the Term Loan. In that event, we may need to seek other sources of capital and there can be no assurances that we would be able to do so on acceptable terms. See “Notes to Financial Statements—Note 10—Debt, Net,” for a more detailed discussion of the material terms of our Amended Credit Agreement.

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

As of September 30, 2023, our material cash requirements from known contractual obligations and commitments relate primarily to operating leases for our office, manufacturing, warehouse, and distribution facilities. See “Notes to Financial Statements—Note 7—Leases,” for a discussion of our lease obligations reflected on our balance sheet.

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

The following table sets forth, for the periods indicated, net cash flows used in operating activities, used in investing activities, and (used in) provided by financing activities (in thousands):

	For the Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(15,922)	$(19,371)
Net cash used in investing activities	(7,622)	(23,419)
Net cash provided by financing activities	13,420	5,127
Net decrease in cash and cash equivalents	$(10,124)	$(37,663)

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

Net cash used in operating activities was $15.9 million for the nine months ended September 30, 2023, which primarily consisted of net loss of $26.1 million plus net adjustments for non-cash charges of $10.8 million, offset by net changes in operating assets and liabilities of $0.6 million. The primary non-cash adjustments to net loss included $4.0 million of depreciation and amortization, $3.1 million of stock-based compensation, a $2.2 million impairment charge related to long-lived assets, $0.8 million loss on extinguishment of debt, and $0.4 million in amortization of debt financing costs. The main drivers of the changes in operating assets and liabilities were a $0.9 million decrease in accounts payable, a $0.7 million increase in accounts receivable, a $0.7 million increase in prepaid expenses and other current assets, partially offset by a $0.8 million increase in accrued liabilities, a $0.6 million decrease in inventories, and a $0.3 million decrease other non-current assets.

Net cash used in operating activities was $19.4 million for the nine months ended September 30, 2022, which primarily consisted of net loss of $34.2 million plus net adjustments for non-cash charges of $21.3 million, offset by net changes in operating assets and liabilities of $6.5 million. The primary non-cash adjustments to net loss included a $16.6 million goodwill impairment charge, $2.7 million of stock-based compensation and $2.3 million of depreciation and amortization, partially offset by $1.1 million in deferred taxes. Net cash used in changes in operating assets and liabilities consisted primarily of a $5.1 million increase in inventories, a $1.1 million increase in prepaid expenses and other current assets, a $1.0 million increase in other non-current assets, a $0.9 million increase in accounts receivable, and a $0.7 million increase in contract assets, partially offset by a $1.1 million decrease in income taxes receivable, a $1.0 million increase in accounts payable, and a $0.3 million increase in accrued liabilities.

Investing Activities

Net cash used in investing activities relates to purchases of property, plant, and equipment. Net cash used in investing activities was $7.6 million and $23.4 million for the nine months ended September 30, 2023 and 2022, respectively.

Financing Activities

Net cash provided by financing activities was $13.4 million for the nine months ended September 30, 2023, which was primarily attributable to proceeds from the Offerings of $22.9 million and proceeds from financed insurance premiums of $1.0 million, partially offset by repayment of long-term debt of $10.0 million, repayment of financed insurance premiums of $0.3 million and payment of offering costs of $0.4 million related to the ATM Facility. We also received proceeds of $0.1 million from the exercise of stock options and $0.1 million from issuance of common stock under our employee stock purchase plan.

Net cash provided by financing activities was $5.1 million for the nine months ended September 30, 2022, which was primarily attributable to proceeds from long-term debt of $5.1 million, partially offset by related debt issuance costs of $0.2 million and payment of exit fee costs of $0.1 million related to our debt refinancing. We also received proceeds of $0.1 million from the exercise of stock options and $0.1 million from issuance of common stock under our employee stock purchase plan.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of a material weakness in our internal control over financial reporting as previously disclosed in the 2022 Annual Report on Form 10-K, our disclosure controls and procedures were not effective as of September 30, 2023.

Material Weakness in Internal Control Over Financial Reporting

Under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. During the audit of our financial statements, for the fiscal year ended December 31, 2022, we and our independent registered public accounting firm identified a material weakness in our accounting for income taxes due to errors identified and resulting adjustments recorded. Specifically, the Company did not have the appropriate complement of tax resources commensurate with the nature and complexity associated with the Company’s income tax accounting process. Our audited financial statements present income taxes in accordance with GAAP, however, the errors identified with respect to adjustments related to income taxes recorded amounted to a material weakness. The material weakness remained un-remediated as of September 30, 2023.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our available capital resources may not be sufficient for us to continue to meet our obligations as they become due over the next twelve months if we cannot improve our operating results or increase our operating cash inflows. If these capital resources are not sufficient, we may need to raise additional capital through the sale of equity or debt securities, enter into strategic business collaboration agreements with other companies, seek other funding sources, or sell assets. However, there can be no assurance that we will be able to accomplish any of the foregoing or do so on favorable terms. If we are unable to meet our obligations when they become due over the next twelve months through our available capital resources, or obtain new sources of capital when needed, we may have to delay expenditures, reduce the scope of our manufacturing operations, reduce or eliminate one or more of our development programs, make significant changes to our operating plan, or cease our operations.

Additionally, we are subject to certain financial covenants under the terms of the Amended Credit Agreement. These financial covenants include (i) a trailing twelve months minimum net revenue covenant that we must meet each calendar month, and (ii) a requirement to maintain a minimum level of cash at all times through the term of the Amended Credit Agreement. We were in compliance with our financial covenants as of September 30, 2023; however, we continue to experience unfavorable market conditions, like other companies in our industry, which have led us to lower our revenue projections. As a result, we believe that we may be unable to comply with the monthly revenue covenant for the twelve-month period following the date on which the financial statements are available for issuance. Failing to comply with the monthly revenue covenant would be an event of default under the Amended Credit Agreement and the lender would have the right, but not the obligation, to accelerate our obligations to pay the outstanding balance due and payable under the Term Loan. If we violate one or more of our covenants under the Amended Credit Agreement and are not able to obtain a waiver from or agree to an accommodation with the lender with respect to any such violation, we could be required to pay all or a portion of the outstanding amount under the Term Loan. In that event, we may need to seek other sources of capital and there can be no assurances that we would be able to do so on acceptable terms.

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

Our indebtedness under the Amended Credit Agreement is secured by substantially all of our assets. We may not be able to comply with the financial covenants contained in the Amended Credit Agreement, which would allow the lenders to accelerate the required repayment of all or a portion of the amounts due, if they choose not to grant us a waiver or agree to an accommodation. In addition, if we do not meet our other covenants under the Amended Credit Agreement, the lender would be able to accelerate the required repayment of amounts due and, if they are not repaid, could foreclose upon the assets securing our obligations with respect to such indebtedness.

We have incurred operating losses in the past and may incur losses in the future.

We have incurred operating losses in the past, may incur operating losses in the future, and may never achieve or maintain profitability. For the years ending December 31, 2022 and 2021, we incurred net losses of $47.5 million and $9.8 million, respectively. Although we had net income of $3.6 million for the year ended December 31, 2020, we also incurred net losses both prior and subsequent to such time. In addition, during the three and nine months ended September 30, 2023, we incurred net losses of $10.2 million and $26.1 million, respectively, and during the three and nine months ended September 30, 2022, we incurred net losses of $22.5 million and $34.2 million. While our operating expenses may fluctuate in the short term, we expect that our operating expenses will continue to increase as we grow our business. We have also incurred additional costs in connection with legal, accounting, and other administrative expenses related to operating as a public company. Since our inception, we have financed our operations primarily through revenue from our products, the sale of our equity securities, including through our IPO and Offerings, and credit agreements. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate sufficient to offset increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. We may never be able to generate sufficient revenue to achieve or maintain profitability, and our past growth and profitability should not be considered indicative of our future performance.

A significant portion of our total outstanding shares of common stock are available for immediate resale and may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. All shares sold in our IPO were freely tradable upon such sale without restriction or further registration under the Securities Act, except for any shares held by our affiliates, as that term is defined under Rule 144 of the Securities Act (Rule 144), including our directors, executive officers, and other affiliates (including Telegraph Hill Partners Management Company LLC, which, through its affiliates Telegraph Hill Partners IV, L.P. and THP IV Affiliates Fund, LLC, controls 62.9% of the voting power of our outstanding common stock), which may be sold only in compliance with certain limitations. In addition, in October of 2023, the Company filed a registration statement on Form S-1 under the Securities Act registering for resale all shares sold in the PIPE Private Placement. As a result, all shares sold in the Offerings are freely tradable subject to the restrictions applicable to affiliates discussed above.

As of September 30, 2023, we have 40,727,780 shares of common stock outstanding, substantially all of which are held by directors, executive officers, and other affiliates and will be subject to volume, manner of sale, and other limitations under Rule 144. Registration of any of these outstanding shares of common stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the registration statement.

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

As of September 30, 2023, there were 312,174, 1,617,953 and 2,319,091 shares of common stock reserved for issuance pursuant to outstanding stock option awards under the 2016 Stock Plan, as amended (2016 Plan), the 2020 Equity Incentive Plan, as amended (2020 Plan), and the 2021 Equity Incentive Plan (2021 Plan), respectively. In addition, the 2021 Plan and the ESPP provide for annual automatic increases in the number of shares reserved thereunder. As of January 1, 2023, a total of 3,596,340 and 804,236 shares of common stock were available and have been reserved for future issuance under the 2021 Plan and our ESPP, respectively. In the future, we may also issue our securities in connection with investments or acquisitions. The number of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to you.

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

333-256795) filed with the SEC on June 4, 2021).

10.1

Form of Securities Purchase Agreement, dated September 15, 2023 (Registered Direct Offering) (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on September 19, 2023).

10.2

Form of Securities Purchase Agreement, dated September 15, 2023 (PIPE Private Placement) (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on September 19, 2023).

10.3	Form of Registration Rights Agreement, dated September 15, 2023 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the SEC on September 19, 2023).
10.4

Amendment No. 3, dated as of July 13, 2023, to the Amended and Restated Credit and Security Agreement (Term Loan), dated as of May 10, 2022, and as amended on November 8, 2022 and March 28, 2023 by and among Alpha Teknova, Inc. and MidCap Financial Trust, as agent and as a lender, and the additional lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the period ended June 30, 2023).

10.5

Limited Waiver and Amendment No. 4 dated as of September 19, 2023, to the Amended and Restated Credit and Security Agreement (Term Loan), dated as of May 10, 2022, and as amended on November 8, 2022 and March 28, 2023 and July 13, 2023 by and among Alpha Teknova, Inc. and MidCap Financial Trust, as agent and as a lender, and the additional lenders from time to time party thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 19, 2023).

10.6

Amendment No. 3, dated as of July 13, 2023, to the Amended and Restated Credit and Security Agreement (Revolving Loan), dated as of May 10, 2022, and as amended November 8, 2022 and March 28, 2023 by and among Alpha Teknova,

Inc. and MidCap Financial Trust, as agent and as a lender, and the additional lenders from time to time party thereto(incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for the period ended June 30, 2023).

10.4

Limited Waiver and Amendment No. 4 dated as of September 19, 2023 to the Amended and Restated Credit and Security Agreement (Revolving Loan), by and among Alpha Teknova, Inc. and MidCap Financial Trust, as agent and as a lender, and the additional lenders from time to time party thereto (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 19, 2023).

10.5	Amended Alpha Teknova, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-Q filed with the SEC on May 11, 2023).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHA TEKNOVA INC.

Date: November 13, 2023	By:	/s/ STEPHEN GUNSTREAM
Stephen Gunstream
President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2023	By:	/s/ MATTHEW LOWELL
Matthew Lowell
Chief Financial Officer (Principal Financial Officer)