Form 10-K
period 2023-12-31
Alpha Teknova, Inc.
filed 2024-03-27
CIK 1850902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on June 30, 2023 was $18,703,398.

The number of shares of Registrant’s Common Stock outstanding as of March 22, 2024 was 40,823,387.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement, or an amendment to this Annual Report on Form 10-K, will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2023.

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
▪
our ability to limit our accounts receivable and credit risk exposure;
▪
our future investments, if any, in additional facilities to facilitate our expected growth;
▪
our future uses of capital to purse potential acquisitions, if any, that further or accelerate our strategy;
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
▪
the impact of any pandemic, epidemic, or outbreak of infectious disease (including COVID-19), natural disasters, geopolitical unrest, war (including in Ukraine and the Israeli-Hamas war), terrorism, public health issues or other catastrophic events may have on our business and our ability to actively manage our response to these types of events;
▪
our future adoption of critical accounting policies and estimates;
▪
our ability to increase the scale and capacity of, or otherwise effectively adjust, our manufacturing processes and systems in response to market demands;
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
▪
regulatory developments in the United States (U.S.) and other countries;
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

RISK FACTOR SUMMARY

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below beginning at “Risks Related to Our Business and Strategy” within Item 1A., "Risk Factors" and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission before making investment decisions regarding our common stock.

▪
We have incurred operating losses in the past and may incur losses in the future.
▪
Our operating results may fluctuate significantly in the future, making them difficult to predict, and they could fall below expectations or any guidance we may provide.
▪
We have invested a significant amount of capital in our new and legacy manufacturing facilities. Our efforts to scale our manufacturing capabilities in these facilities could be disruptive and adversely affect our results of operations and financial condition. We may not realize some or all of the anticipated benefits of this investment in the time frame anticipated, or at all.
▪
Natural disasters (including earthquakes, fire, and drought), geopolitical unrest, war (including the war in Ukraine and the Israeli-Hamas war), terrorism, public health issues (like the COVID-19 pandemic) or other catastrophic events, some possibly related to the increasing effects of climate change, could disrupt the supply, production, delivery, or demand of our products, which could negatively affect our operations and performance.
▪
If we cannot maintain our current relationships with customers, if we fail to sustain recurring sources of revenue with our existing customers, or if we fail to enter into new customer relationships, our future operating results will be adversely affected.
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
▪
Our future capital needs are uncertain and we may need to seek additional financing in the future, which we may not be able to secure on favorable terms, if at all.
▪
Future acquisitions, if any, may expose us to risks that could adversely affect our business, and we may not achieve the anticipated benefits of acquisitions of businesses or technologies.
▪
We face risks arising from our recent workforce reductions, including adverse effects on employee morale, risks to our ability to meet customer demand with adequate turnaround times, and uncertainty around our ability to achieve anticipated cost savings from the workforce reductions.
▪
Our estimates of market sizes and opportunity may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.
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

▪
The terms of that certain amended and restated credit and security agreement (Term Loan), dated as of May 10, 2022, by and among the Company and MidCap Financial Trust, as agent and lender, and the additional lenders from time to time party thereto, and that certain amended and restated credit and security agreement (Revolving Loan), dated as of May 10, 2022, by and among the Company and MidCap Financial Trust, as agent and lender, and the additional lenders from time to time party thereto (collectively, the Credit Agreement), as amended on November 8, 2022 (Amendment No. 1), March 28, 2023 (Amendment No. 2), July 13, 2023 (Amendment No. 3), September 19, 2023 (Amendment No. 4), and March 8, 2024 (Amendment No. 5 or, as amended, the Amended Credit Agreement), may restrict our current and future operations, particularly our ability to respond to changes or to take certain actions. If we fail to comply with the covenants and other obligations under the Amended Credit Agreement, the lender may be able to accelerate amounts owed under the facilities and may foreclose upon the assets securing our obligations.
▪
Telegraph Hill Partners Management Company LLC, through its affiliates THP LP and THP LLC, controls us, and its interests may conflict with ours or yours in the future.
▪
Our shares of common stock are listed on the Nasdaq Global Market, and we are a “controlled company” within the meaning of the rules and listing standards of The Nasdaq Stock Market LLC (Nasdaq). As a result, we qualify for, and intend to rely on, exemptions from certain corporate governance requirements. Our stockholders therefore do not have the same protections as those afforded to stockholders of companies that are subject to such governance requirements.
▪
Material weaknesses in our internal control over financial reporting may cause us to fail to timely and accurately report our financial results or result in a material misstatement of our financial statements.
▪
The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business, particularly after we are no longer an “emerging growth company” or if we cease to be a “smaller reporting company”.
▪
Provisions of our corporate governance documents could make acquiring us more difficult and may prevent attempts by our stockholders to replace or remove our current directors or management, even if beneficial to our stockholders.

PART I

Item 1. Business.

Overview

Alpha Teknova, Inc. (referred to herein as the Company, Teknova, we, us or our) is a leading producer of critical reagents for the discovery, development, and commercialization of novel therapies, vaccines, and molecular diagnostics. Our more than 2,500 customers span the continuum of the life sciences market and include leading pharmaceutical and biotechnology companies, contract development and manufacturing organizations, in vitro diagnostics franchises, and academic and government research institutions. Our Company is built around our knowledge, methods, and know-how in our manufacturing processes and infrastructure, which are highly adaptable and configurable. These proprietary processes enable us to manufacture and deliver high-quality, custom, made-to-order products with short turnaround times and at scale, across all stages of our customers’ product development, including commercialization.

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

Due to extensive validation and customer loyalty due, in part, to fast turnaround times for our custom products, our customers frequently integrate them as components into the lifecycle of their own products and, we believe, are therefore unlikely to substitute Teknova’s components with alternatives. As a result, our customer relationships typically span many years and help drive recurring business. Moreover, we are committed to delivering high levels of customer satisfaction through continued investment in our customer service, operating infrastructure, quality systems, and manufacturing processes. During 2023, we achieved an annual customer retention rate of approximately 96% for customers purchasing more than $10,000 annually, which represented approximately 15% of our customer base and approximately 90% of our annual revenue during that period. We believe the Teknova brand is well established in the life sciences industry as a result of our track record of delivering high quality, custom products and providing superior customer service.

We participate in multiple market segments because customers use our products across the life sciences, including in high growth areas like cell and gene therapy research, development, and production. In the five years from late 2017 through 2022, the U.S. Food and Drug Administration (FDA) approved five gene therapies for rare genetic diseases. Meanwhile, 2023 was a breakthrough year for cell and gene therapies, with seven FDA approvals in the U.S. and one in the European Union, according to the Alliance for Regenerative Medicine. Looking to 2024, the Alliance for Regenerative Medicine estimates that the sector could see up to a combined 17 approvals in the U.S. and European Union.

We believe our prospects for growth will also benefit from developments in other fields, including mRNA vaccines, synthetic biology, and molecular diagnostics and genomics. We believe the key industry factors that will drive our future growth include:

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

Our Portfolio

Our products are used across all stages of biopharmaceutical and diagnostic development workflows from discovery to commercialization. They include essential formulations for common research applications and highly customized formulations for customer-specific applications in genomics and bioproduction. Our customers also use our GMP-grade products as components in diagnostic kits and in the development and production of therapeutics.

Product Categories

We have two primary product categories: Lab Essentials and Clinical Solutions. Our products cross all stages of clinical development, from early research through commercialization.

Lab Essentials

We are a leader in providing highly complex chemical formulations for use in biological research and drug discovery. Our core Lab Essentials products consist of commonly used, catalog solutions and customer-specified formulations. During discovery, our products are used regularly in small, bench-scale experiments. As customers optimize their processes and begin to scale up in volume, they tend to order more custom products. Our Lab

Essentials products include essential formulations for common research applications and highly customized formulations for customer-specific applications in fields such as genomics, synthetic biology, and bioproduction. We sometimes refer to our Lab Essentials products as "research use only" or "RUO." For the year ended December 31, 2023, our Lab Essentials business contributed approximately 79% of our total revenue.

Clinical Solutions

We are ISO 13485:2016 certified, enabling us to meet the Quality System Regulation (QSR) of products for use in diagnostic and therapeutic applications. Our Clinical Solutions products are custom products used in the development and production of protein therapies, gene therapies, mRNA vaccines, and diagnostic kits. We sometimes refer to our Clinical Solutions products as "GMP" or "GMP-grade". Since offering GMP-grade products, we have achieved substantial growth in the number of customers seeking these products annually. For the year ended December 31, 2023, our Clinical Solutions business contributed approximately 18% of our total revenue.

Product Types

We offer three primary product types: pre-poured media plates for cell growth and cloning; liquid cell culture media and supplements for cellular expansion; and molecular biology reagents for sample manipulation, resuspension, and purification, among other applications. Within each of the three product types we offer products from each of our two primary product categories, except pre-poured media plates, which we only offer in our Lab Essentials product category.

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

Industry-Leading Delivery Time for Custom Products

Our operations, built upon our proprietary manufacturing processes developed over the past 20 years, enable adaptable, versatile, and rapid production of complex chemical formulations. Our production process is designed to handle diverse inputs in volume and product type, allowing us to deliver custom, made-to-order products for our clients across the life sciences industry. We seek to collaborate with our customers to gain visibility into their product development and purchasing requirements and are positioned to react quickly to meet their needs. Due to our expertise in raw materials sourcing, product creation, chemical formulation, and quality control, we are typically able to move a new custom product into production in a matter of weeks from order receipt. In addition, we can provide custom solutions at low minimum volumes and increase in scale by up to 100-fold within the same production environment. This means our customers can receive their products in weeks rather than months compared to other suppliers operating in traditional production environments. We ship approximately 70% of our custom RUO products less than three weeks from order placement.

For the year ended December 31, 2023, two of our suppliers each made up 10% or more of our total inventory purchases, which suppliers comprised 50% of our total inventory purchases in the aggregate. One supplier, a distributor, accounted for 40% of total inventory purchases and one of our other suppliers accounted for 10% of total inventory purchases. For the year ended December 31, 2022, three of our suppliers each made up 10% or more of our total inventory purchases, which suppliers comprised 63% of our total inventory purchases in the aggregate. One supplier, a distributor, accounted for 37% of our total inventory purchases and two of our other suppliers accounted for 14% and 12% of total inventory purchases, respectively.

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

A report commissioned by us predicts that, compared to spending during phase 1 clinical trials, average spend by customers developing cell and gene therapies increases by 1.4 times during phase 2 trials, 3.2 times during phase 3 trials and 29.8 times during commercial production, following FDA approval. Our data shows that in calendar year 2023, of our approximately 110 customers purchasing more than $5,000 annually and active in cell and gene therapy development, 60% of them purchased $5,000 or more annually of catalog products from us, 24% purchased $5,000 or more annually of custom products, and 16% purchased $5,000 or more annually of GMP-grade products. We therefore believe our customers will spend more with us over time as cell and gene therapies move through the FDA approval process and they purchase more GMP-grade products. Combined with our existing strengths and planned investments in areas valued by developers of cell and gene therapies, which we discuss elsewhere in this Annual Report on Form 10-K, we therefore aim to significantly increase our overall revenue from sales to customers active in cell and gene therapy in the years ahead.

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

Our Markets

We participate in multiple market segments, because customers use our products across the life sciences industry, including in areas like cell and gene therapy research, development, and production. We believe our prospects for growth will also benefit from developments in other fields, including the validation of mRNA vaccines and their possible use in therapies, continued significant investment in synthetic biology, and growing interest in molecular diagnostics and genomics. Within these market segments, we have benefited from and expect to continue to benefit from favorable industry preferences for customized products, high quality, and short turnaround times. Among the key factors underpinning the long-term attractiveness of our market opportunity are the expansion of cell and gene therapy, the development and deployment of mRNA vaccines and therapies, and the growing acceptance of molecular diagnostics and genomics.

The following are some of the other factors benefiting our core markets:

▪
Research and Development Funding. Although investment in certain sectors, such as early-stage biopharma organizations, was lower in calendar years 2022 and 2023 compared to 2021, we believe that R&D spending in the life sciences will continue to grow in the long-term, as it has in the past. As a supplier of critical reagents that enable the discovery, development, and production of biopharmaceutical products such as drug therapies, novel vaccines, and molecular diagnostics, we expect to benefit from investment in R&D over time.
▪
Development of New Therapeutic and Diagnostic Modalities. Innovation and R&D activity in our addressable markets is driving the development of a plethora of new therapeutic and diagnostic modalities. Considering the success of the COVID-19 vaccines and liquid biopsy diagnostics, we expect continued R&D investment will address other opportunities in vaccines, therapeutics, and diagnostics over time.
▪
Favorable Demographic Trends. We believe the global demand for healthcare is significantly increasing due to factors such as aging populations, better access to healthcare systems and care, and an increased occurrence of chronic illness.

In addition to our core markets, we believe there are additional factors that will drive long-term growth including:

Cell and Gene Therapy

As a supplier to approximately 110 leading cell and gene therapy organizations, we are well positioned to benefit from long-term growth in this market through our high quality, custom, and made-to-order products. Factors driving this long-term growth will include, we believe, an increasing incidence of previously untreatable cancers and other chronic diseases, a corresponding rise in the number of clinical trials, and FDA approvals of cell and gene therapy products. In the five years from late 2017 through 2022, the FDA approved five gene therapies for rare genetic diseases. Meanwhile, 2023 was a breakthrough year for cell and gene therapies, with seven FDA approvals in the U.S. and one in the European Union, according to the Alliance for Regenerative Medicine. Looking to 2024, the Alliance for Regenerative Medicine estimates that the sector could see up to a combined 17 approvals in the U.S. and European Union.

We support the development of these therapies by providing customer-specified chemical formulations for bioprocessing, scale-up, and commercialization. Our products are used early in the product development cycle. We believe our product portfolio and our expertise in custom formulations allow us to work closely with our customers at the early stages of product development to optimize manufacturing processes for their particular therapies, and then to scale as their production needs evolve. Therefore, we are able to play an integral role in therapeutic development and, ultimately, commercialization. We believe that because our products are often customized for a specific therapy and then validated, it is unlikely these customers would switch suppliers once their therapies enter clinical trials. In addition, we have recently launched a portfolio of novel products to address certain critical pain points in gene therapy bioproduction. We believe the introduction of these novel products provides additional long-term revenue opportunities and helps position us as key partners to customers in the growing gene therapy market.

Increasing Use of mRNA Vaccines and Therapies

As a leader in bacterial cell culture media and supplements, lysis buffers, and nucleic acid and protein purification reagents, we are a supplier to the mRNA vaccine and therapeutics market and are well positioned to benefit from the increasing use of mRNA vaccines and therapies over time. We believe the demand for mRNA will continue to increase and therefore drive the need for more customized, research and GMP-grade bacterial cell culture media and associated formulations. The short development timeline and proven effectiveness of the COVID-19 mRNA vaccines have demonstrated the promise of mRNA therapies. The production process for mRNA requires the use of bacteria for plasmid production and a substantial number of chemical formulations for producing, purifying, and re-suspending nucleic acid sequences.

Growth in Molecular Diagnostics and Genomics Markets

According to third-party research, the global molecular diagnostics market was estimated to have been at $13.6 billion in 2022 and is projected to reach $27.0 billion by 2030, while the global genomics market is expected to grow from an estimated $37.9 billion in 2024 to $94.9 billion by 2030. We expect this growth to continue to drive demand for our research- and clinical- grade reagents in the long-term because diagnostics and genomic market leaders use our formulations as critical components in their manufacturing processes and saleable kits. For example, synthetic biology, enzyme, and antibody manufacturers often use our bacterial cell culture media and related cell lysis and purification buffers to produce their cell lines or proteins of interest. A number of our customers in the life science tools and molecular diagnostic market segments, such as spatial transcriptomics, single cell sequencing, and liquid biopsy, use our molecular biology reagents as critical subcomponents in the kits they sell to their end users.

Our Strategy

Our goal is to provide our customers the products necessary to accelerate their therapeutic and diagnostic development efforts, from basic research to commercialization of therapies that improve human health. The key elements of our business strategy to achieve this goal include:

Increase Integration of Our Products into Our Customers’ Workflows

Building lasting relationships and embedding our products within our customers’ key workflows are at the core of our strategy. During the early stages of product development, we manufacture formulations specified by our customers to aid in the optimization of therapeutic or diagnostic production processes. Our customers validate these custom-made research and GMP-grade components into their production processes, and because of the extensive validation required for customers' therapeutic and diagnostic products, we believe these components are often used for the life of a product, as evidenced by our customer retention rates. As customers move from catalog to custom and, ultimately, to clinical production, their total expenditure increases. Based on our purchase data from 2023, customers who purchased our custom products spent approximately 19 times more on average per account with us than those who solely purchased catalog products. Over the same period, our customers who purchased our GMP-grade products, purchased 62 times more per account with us than those who solely purchased catalog products and approximately 3 times more than those who purchased catalog and custom research-grade products. In 2023, customers who purchased $5,000 or more of catalog products, custom products, and GMP-grade products constituted approximately 79%, 16% and 5%, respectively, of these larger customers during the period. We aim to increase the proportion of our customers purchasing custom products and GMP-grade products by building lasting relationships and embedding our products within our customers’ key workflows as our customers’ product development matures.

Provide Superior Customer Service Through Operational Excellence

We are committed to providing superior customer service and fulfilling the expectations of our customers by making the investments required to perpetuate our operational excellence. We have extended our rapid custom production capability by further investing in automation, facilities, and operating infrastructure to substantially increase the manufacturing capacity at our facilities, improve operating efficiency, and reduce delivery time for our custom research and GMP-grade products. We believe these investments position us for future growth by allowing us to continue to exceed our customers’ expectations in quality and delivery time and enabling us to maintain lasting relationships with our customers as they advance their products through key phases of product development.

Competition

We operate in a highly competitive environment with a diverse base of competitors, many of whom focus on specific regions, products and/or customer segments. Many of the companies selling or developing competitive products, which in some cases are also large customers, have greater financial, personnel, R&D, manufacturing, and marketing resources than we do. We also compete with other smaller, niche competitors and specialized companies that focus on certain areas of the life sciences market. A portion of our target customers have established in-house production capabilities to manufacture products that are substantially similar to our products. In-house production may prove to be a less costly or more desirable alternative to purchasing our products due to prior investments in production infrastructure and workforce.

Our Lab Essentials and Clinical Solutions products compete on the basis of delivery time, performance, and quality with products offered by numerous large, established life science companies such as Thermo Fisher, Millipore (Merck KGaA), Cytiva (Danaher), Hardy Diagnostics, and Lonza. We are differentiated by our ability to offer customer-specified RUO and GMP formulations with short turnaround times in volumes and product characteristics matching customer needs, our Teknova brand reputation established over more than 25 years, and our technical expertise.

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

Environmental Laws and Regulations

We are subject to federal, state, and local laws and regulations relating to the protection of human health and the environment. In the conduct of our business, we handle, store, and dispose of certain chemicals and biohazardous waste. The laws and regulations applicable to our operations include provisions that regulate the discharge of materials into the environment. Some of these environmental laws and regulations impose “strict liability,” rendering a party liable without regard to negligence or fault on the part of such party. Such environmental laws and regulations may expose us to liability for environmental contamination, including remediation costs, natural resource damages and other damages as a result of the conduct of, or conditions caused by, us or others or for acts that complied with all applicable laws at the time such acts were performed. In addition, where contamination may be present, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury, property damage, and recovery of response costs. Although it is our policy to use generally accepted operating and disposal practices in accordance with applicable environmental laws and regulations, hazardous substances or wastes may have been disposed or released on, under, or from properties owned, leased, or operated by us or on, under, or from other locations where such substances or wastes have been taken for disposal. These properties may be subject to investigation, remediation, and monitoring requirements under federal, state, and local environmental laws and regulations.

We believe that our operations comply in all material respects with applicable environmental laws and regulations. However, failure to comply with these environmental laws and regulations may result in the imposition of administrative, civil, and criminal penalties or other liabilities. Because the requirements imposed by such laws and regulations may frequently change and new environmental laws and regulations may be adopted, we are unable to predict the cost of compliance with such requirements in the future, or the effect of such laws on our capital expenditures, results of operations or competitive position.

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

We intend to pursue additional intellectual property protection to the extent we believe it would advance our business objectives. Despite our efforts to protect our intellectual property rights, these rights may not be respected in the future or may be circumvented or challenged (and potentially invalidated) in a legal proceeding in any jurisdiction where we have intellectual property rights. In addition, the laws of various foreign countries may not afford the same protections or assurances to the same extent as the laws in the U.S. See the section titled “Risk Factors—Risks Related to Our Intellectual Property” for additional information regarding these and other risks related to intellectual property.

Human Capital

As of December 31, 2023, we had 211 employees, of which 210 were full-time and one was part-time. This includes 109 employees in our operations organization, 54 in administrative functions, 25 in sales and marketing and 23 in engineering and research and development. None of our employees are represented by a labor union or are subject to a collective bargaining agreement.

On January 11, 2024, we announced a reduction in our workforce that affected approximately 15% of our employees at that time. The reduction in workforce is expected to be substantially complete in the first quarter of 2024. Refer to the “Notes to Financial Statements—Note 17. Subsequent Events” in our financial statements for details regarding the workforce reduction.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and motivating our existing and future employees. The principal purposes of our equity incentive plans are to attract, retain, and motivate selected employees, consultants, and directors through the granting of stock-based compensation awards.

Facilities

Our headquarters are located in Hollister, California, where we lease approximately 220,000 square feet of commercial, office, manufacturing, and warehouse space at six separate locations in the same vicinity, which we refer to collectively as our Hollister campus. Our Hollister campus includes dedicated space for us to carry out product formulation, dispensing, manufacturing, and packaging of our products. The Hollister campus includes space used for quality control, packaging, and storage of “retains” for quality control purposes and approximately 12,500 square feet of clean room space. Space used to store our finished goods inventory, ship our products, and house our engineering and quality departments is also located at our Hollister campus, along with a receiving warehouse and raw materials storage. Our management offices, labs, engineering, and customer service groups are also located at the Hollister campus.

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

We have incurred operating losses in the past, may incur operating losses in the future and may never achieve or maintain profitability. For the years ending December 31, 2023 and 2022, we incurred net losses of $36.8 million and $47.5 million, respectively. We have incurred and will continue to incur costs in connection with legal, accounting, and other administrative expenses related to operating as a public company and we expect that our operating expenses will increase modestly with the growth of our business. Since our inception, we have financed our operations primarily through revenue from our products, the sale of our equity securities (including through our June 2021 IPO and September 2023 registered direct offering, and private placements), and debt. While our revenue has generally grown over the last several years, it decreased in 2023 compared to 2022. If our revenue continues to decline or fails to grow at a rate sufficient to offset our operating expenses, we will not be able to achieve and maintain profitability in future periods. We may never be able to generate sufficient revenue to achieve or maintain profitability, and our more recent growth and historical profitability should not be considered predictive of our future performance.

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
▪
the level of demand for our products, which may vary significantly, and our ability to maintain or increase penetration in our existing markets and expand into new markets;
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
▪
the success of product enhancements we or others in our industry make;
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

We have invested a significant amount of capital in our new and legacy manufacturing facilities. Our efforts to scale our manufacturing capabilities in these facilities could be disruptive and adversely affect our results of operations and financial condition. We may not realize some or all of the anticipated benefits of this investment in the time frame anticipated, or at all.

We have invested a significant amount of capital in our new and legacy manufacturing facilities in both equipment and infrastructure to substantially increase the effective manufacturing capacity at our facilities, improve operating efficiency through the use of automation, and reduce delivery time for our custom Lab Essentials and Clinical Solutions products. Our efforts to scale our manufacturing capabilities could be disruptive to our operations, divert the attention of management, and require additional investments. Our ability to increase our manufacturing capacity is dependent upon a number of uncertainties inherent in all new manufacturing operations, including but not limited to ongoing compliance with regulatory requirements and the pace of bringing production equipment and processes online with the capability to manufacture high-quality products at scale. If we experience any problems or delays in meeting our projected timelines for expansion of operating capacity or efficiency, if the actual production capacity yielded by our recent expansion efforts does not meet our projections, or if additional investment is needed, our business, financial condition, results of operations, cash flows, and prospects may suffer.

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

Although we operate a rigorous quality control system, nonconformances, defects, or errors could nonetheless occur or be present in products that we release for shipment to customers. Our operating results depend on our ability to execute and, when necessary, improve our quality management strategy and systems, our ability to effectively train and maintain our employee base with respect to quality management, and our ability to consistently meet international quality standards, including those set out in ISO 13485:2016 and meet the product specifications and quality requirements specified in agreements with customers. A failure of our quality control systems could result in problems with facility operations, the manufacture or delivery of our products, or our ability to maintain our ISO certification. These and related problems could arise for a variety of reasons, including equipment malfunctions, the failure to follow specific manufacturing and quality control and assurance protocols and procedures or other human error, defects in our engineering, design, manufacturing, and delivery processes, problems with third-party components or raw materials, environmental factors, and damage to, or loss of, our quality systems. The consequences could affect production of a particular batch or series of batches of products, requiring the disposal of those products or a stop to production altogether. Furthermore, some of the products we manufacture are subsequently incorporated into products that are sold by other life sciences companies; we have no control over any aspect of those products.

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

In addition, we may be unable to maintain the quality, reliability, robustness, and expected turnaround times of our products and services to continue to satisfy customer demand as we grow. Fast delivery time is of crucial importance, especially to the cell and gene therapy market segment and our customers rely on us to provide timely delivery of their custom-made formulations. We must continuously improve our operational, manufacturing, quality control and assurance and monitoring systems and processes, and other aspects of our business, and effectively train and manage our personnel. Failure to meet those objectives could adversely affect our operations and negatively impact our business and financial results. Over time, we may need to purchase additional equipment (some of which can take several months or more to procure, set up, and validate), establish new production processes, and hire additional personnel to meet increased demand. There can be no assurance that we will meet any of these anticipated challenges successfully. Failure to manage future growth could result in delays in turnaround times, higher product costs, declining product quality, deteriorating customer service, and slower responses to competitive challenges. A failure in any one of these areas could make it difficult for us to meet market expectations for our products and could damage our reputation and our business, financial condition, results of operations, cash flows, and prospects could be adversely affected.

We are dependent on our customers’ spending on and demand for our products. A reduction in spending or demand, including as a result of changes in economic conditions, could have a material adverse effect on our business, financial condition, results of operations, cash flows, and prospects.

Our chemical formulations are sold primarily to biopharmaceutical companies, life science research companies, contract research organizations (CROs), contract development and manufacturing organizations (CDMOs), in vitro diagnostics franchises, and academic and government research institutions developing novel vaccines, diagnostics and therapies and performing basic research. Our customers' spending on research, development, production, and marketing, as well as the outcomes of such research, development, and marketing activities, has a substantial impact on our revenues and profitability, particularly the amount our customers choose to spend on our products. Available resources, the need to develop new products, and consolidation in the industries in which our customers operate may have an impact on that spending. Many of our customers finance their research and development spending with capital raised from private investors and the public capital markets.

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

For example, over a period of several years, we benefited from growing demand for our products attributable to the ongoing expansion of the global biologics and diagnostics market segments, robust research and development budgets, and a trend toward greater outsourcing by our customers. These market conditions changed substantially in the middle of 2022, when private and public funding available to small and emerging biotechnology companies, in particular, contracted sharply as tailwinds from the COVID-19 pandemic subsided and led to a reduction of or deferral in spending by some of our customers. These negative market dynamics remained through 2023. It is unclear whether these market conditions will continue in the future. If these economic pressures on the life sciences industry persist, they could have an ongoing and substantial adverse effect on the demand for our products.

In addition to these industry trends, our customers’ willingness and ability to utilize our products are also subject to, among other things, their own financial performance, changes in their available resources, their decisions to acquire in-house manufacturing capacity, their spending priorities, their budgetary policies and practices including inventory levels and their need to develop new biological products, which, in turn, are dependent upon a number of factors, including their competitors’ discoveries, developments and commercial manufacturing initiatives and the anticipated market, clinical and reimbursement scenarios for specific products and therapeutic areas. In addition, consolidation in the industries in which our customers operate may have an impact on our customers’ spending as they integrate acquired operations, including research and development departments and associated budgets. If our customers reduce their spending on our products as a result of any of these or other factors, our business, financial condition, results of operations, cash flows, and prospects would be materially and adversely affected.

Our customers' research and development, and the clinical and market success of their products, may significantly influence our business, financial condition, and results of operations.

Our customers are engaged in research, development, production, and marketing of pharmaceutical and biotechnology products. We depend on, and have no control over, end market demand for the products our customers manufacture. End market demand for our customers’ products could be adversely affected by, among other things, delays in regulatory approvals, the inability of our customers to demonstrate the efficacy and safety of their products, the loss of patent and other intellectual property rights protection, the emergence of competing or alternative products, including generic drugs, the degree to which private and government payment subsidies for a particular product offset the cost to consumers, and changes in the marketing strategies for such products. Additionally, if the products our customers manufacture do not gain market acceptance, our revenues and profitability may be adversely affected.

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

If we cannot maintain our current relationships with customers, if we fail to sustain recurring sources of revenue with our existing customers, or if we fail to enter into new customer relationships, our future operating results will be adversely affected.

The revenue attributable to our top customers on a quarterly basis has fluctuated in the past and may fluctuate in the future, especially in our Clinical Solutions product category, within which orders are on average of higher value than orders within our Lab Essentials category. This could have a material adverse effect on our business, financial condition, results of operations, cash flows, and prospects. A substantial majority of our customers buy from us on a purchase order basis, and therefore these relationships are subject to termination. The termination of these relationships could result in a temporary or permanent loss of revenue.

Our future success depends on our ability to maintain these relationships, to increase our penetration among these existing customers and to establish new relationships. We engage in conversations with other companies and institutions regarding potential commercial opportunities on an ongoing basis, which can be time consuming. There is no assurance that any of these conversations will result in a commercial agreement, or if an agreement is reached, that the resulting relationship will be successful. Speculation in the industry about our existing or potential commercial relationships can be a catalyst for adverse speculation about us, our products, and our capabilities, which can adversely affect our reputation and our business. In addition, if our customers order our products but fail to pay on time or at all, our liquidity, financial condition, results of operations, cash flows, and prospects could be materially and adversely affected.

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

These factors, among others, may enable our competitors to market their products and services at lower prices or on terms more advantageous to customers than we can offer. Competition may result in price reductions, reduced gross margins, and loss of market share, any of which could have a material adverse effect on our business, financial condition, results of operations, cash flows, and prospects. Moreover, consolidation trends in the pharmaceutical, biotechnology, and diagnostics industries have served to create fewer customer accounts and to concentrate purchasing decisions for some customers, resulting in increased pricing pressure on us. Additionally, our current and future competitors, including certain of our customers, may at any time develop additional products and services that compete with our products, and new approaches by these competitors may make our products, capabilities, and methodologies obsolete or noncompetitive. We may not be able to compete effectively against these organizations. Failure to anticipate and respond to competitors' actions may impact our future revenue and profitability.

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

Our operations depend upon our ability to obtain raw materials at reasonable prices. If we are unable to obtain the materials we need at reasonable prices, whether due to inflation in the broader economy, supply chain disruptions, or other factors, we may not be able to produce certain of our products at marketable prices or at all, which could have a material adverse effect on our results of operations. Certain of our raw materials are sourced from a limited number of suppliers. For each of the years ended December 31, 2023 and 2022, purchases from suppliers making up 10% or more of our total inventory purchases represented 50% and 63% of total inventory purchases, respectively. However, we note that one of these suppliers is a distributor that sells products on behalf of a diversified supply chain where purchases from this supplier made up 40% and 37% of our total inventory purchases for the years ended December 31, 2023 and 2022. Delays or difficulties in securing these raw materials or other laboratory materials could result in an interruption in our production operations if we cannot obtain an acceptable substitute. Any such interruption could significantly affect our business, financial condition, results of operations, cash flows, and prospects.

Although we believe that we have stable relationships with our existing suppliers, we cannot ensure that we will be able to secure a stable supply of raw materials going forward. Our suppliers may not be able to keep up with our pace of growth or may reduce or cease their supply of raw materials to us at any time. While we may identify other suppliers, raw materials we purchase from those replacement suppliers may require us to alter our production operations or perform extensive validations, which may be time consuming and expensive. In addition, we cannot assure you that our suppliers have obtained and will be able to obtain or maintain all licenses, permits, and approvals necessary for their operations or comply with all applicable laws and regulations, and the failure to do so by them may lead to interruption in their business operations, which in turn may result in shortages of raw materials supplied to us. Some of our suppliers are based overseas and therefore may need to maintain export or import licenses. If the supply of raw materials is interrupted, our business, financial condition, results of operations, cash flows, and prospects may be adversely affected.

If we are unable to manufacture or ship our products to meet demand, our operating results will suffer.

Our revenue and other operating results depend in large part on our ability to manufacture and ship our products in sufficient quantities and on specific timelines. Any interruptions we experience in the manufacturing or shipping of our products could delay our ability to recognize revenue in a particular quarter. Manufacturing problems can and do arise, and as demand for our products increases, any such problems could have an increasingly significant impact on our operating results. While we have not experienced significant problems with, or delays in our production capabilities that resulted in delays in our ability to ship finished products, there can be no assurance that we will not encounter such problems in the future. The COVID-19 pandemic caused disruptions to the global supply chain, affecting service providers, logistics, and the flow and availability of supplies and products. While not significant, we experienced some disruptions to parts of our supply chain as a result of the pandemic, and we could experience other such disruptions in the future. We also adjust our supply chain requirements based on changing customer needs and demands, and such adjustments could cause delays. We may not be able to ship products quickly and recognize anticipated revenue for a given period if we experience significant delays in the manufacturing process. In addition, we must maintain sufficient production capacity in order to meet anticipated customer demand, and we may be unable to offset the associated fixed costs if orders slow, which would adversely affect our operating margins. Furthermore, our customers rely on us for fast delivery of their custom-made formulations, and if our production timeline slows down, we may not be able to meet their expectations and our relationships could suffer. If we are unable to manufacture and ship our products consistently, in sufficient quantities and on a timely basis, our business, financial condition, results of operations, cash flows, and prospects will be materially and adversely affected.

Future strategic investments or transactions may require us to seek additional financing, which we may not be able to secure on favorable terms, if at all.

Over time, we may pursue various strategic investments and transactions, including licensing or acquiring products, technologies, or businesses complementary to our existing portfolio of products and services. We may need to seek additional financing to fund these strategic investments or transactions. Should we need to do so, we may not be able to secure such financing, or obtain such financing on favorable terms. In addition, future acquisitions may require the issuance or sale of additional equity, or equity-linked securities, which may result in additional dilution to our stockholders. The Amended Credit Agreement imposes significant restrictions on our ability to make acquisitions or certain other investments and our ability to make such acquisitions or other investments may be further limited by the terms of any future debt or preferred securities we may issue or any future credit facilities we may enter into.

Natural disasters (including earthquakes, fire, and drought), geopolitical unrest, war (including the war in Ukraine and the Israeli-Hamas war), terrorism, public health issues (like the COVID-19 pandemic) or other catastrophic events, some possibly related to the increasing effects of climate change, could disrupt the supply, production, delivery, or demand of our products, which could negatively affect our operations and performance.

We are subject to the risk of damage, destruction, and business disruption caused by the increasing effects of climate change; earthquakes, hurricanes, floods, droughts, and other natural disasters; fire; power shortages; geopolitical unrest, war, terrorist attacks and other hostile acts; public health issues, epidemics or pandemics, such as the COVID-19 pandemic; and other events beyond our control and the control of the third parties on which we depend. Any of these catastrophic events, whether in the U.S. or abroad, may have a significant negative impact on the global economy, our employees, facilities, critical equipment, partners, suppliers, distributors, or customers and could decrease demand for our products, create delays and inefficiencies in our supply chain and make it difficult or impossible for us to manufacture products or perform services for our customers. We may not carry sufficient business insurance to compensate for damage or other losses relating to our facilities and equipment. In addition, any legislative or regulatory responses to these events, including to address the effects of or to mitigate climate change, could increase compliance costs and impose additional operating restrictions, each of which could have a negative impact on the Company's operations.

We rely upon our internal manufacturing, packaging, and distribution operations to produce many of the products we sell and on our warehouse facilities to store products pending sale. Our manufacturing and storage operations are located in California, near major earthquake faults, which makes us susceptible to earthquake and fire risks. A catastrophic event that results in damage to specific equipment that would be difficult to replace, in the destruction or disruption of our research and production facilities or in the disruption of our critical business or information technology systems would severely affect our ability to conduct normal business operations. Any disruptions in our operations could adversely affect our business, financial condition, and results of operations and harm our reputation. We may not carry sufficient business insurance to compensate for losses that may occur. Any such losses or damages could have a material adverse effect on our business, financial condition, and results of operations. In addition, the facilities of our suppliers and customers may be harmed or rendered inoperable by such catastrophic events, which may cause disruptions, difficulties or otherwise materially and adversely affect our business.

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

We ship a significant portion of our products to our customers through independent package delivery companies, such as FedEx, UPS, and FedEx Freight. If one or more of these third-party package-delivery providers were to experience a significant service disruption, preventing our products from being delivered in a timely fashion or causing us to incur additional shipping costs we could not pass on to our customers, our costs could increase and our relationships with certain of our customers could be adversely affected. In addition, if one or more of these third-party package-delivery providers were to increase prices, and we were not able to find comparable alternatives or make adjustments to our delivery network, our business could be adversely affected. Furthermore, if one or more of these third-party package-delivery providers were to experience performance problems or other difficulties, it could negatively impact our operating results and our customers’ experience. In the past, some of our products have sustained serious damage in transit such that they were no longer usable. Although we have taken steps to improve our packaging and shipping containers, there is no guarantee our products will not become damaged or lost in transit in the future. If our products are damaged or lost in transit, it may result in a substantial delay in the fulfillment of our customers' orders and, depending on the type and extent of the damage, it may result in a substantial financial loss. If our products are not delivered in a timely, cost-effective fashion, or are damaged or lost during the delivery process, our customers could become dissatisfied and cease using our products, which would adversely affect our business, financial condition, results of operations, cash flows, and prospects.

If we are unable to continue to hire and retain skilled personnel, we will have trouble developing and marketing our products.

We are highly dependent, and our success depends largely, upon the continued service of our management, technical, and other staff and our ability to attract, retain, and motivate highly skilled personnel who deliver high-quality and timely products and services to our customers. We also face significant competition in the hiring and retention of such personnel from other companies, other providers of outsourced biologics services, research and academic institutions, government and other organizations who have superior funding and resources. Each of our executive officers may terminate their employment with us at any time. The loss of key personnel or our inability to hire and retain skilled personnel could materially adversely affect the development of our products and our business, financial condition, results of operations, cash flows, and prospects. We do not maintain “key person” insurance for any of our executives or employees.

In addition, at times, we have relied on and may again utilize consultants to assist us in developing and implementing engineering and operational advancements. Our consultants and advisors may be contracted by companies other than ours and therefore may have commitments that may limit their availability to us.

Our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovation, creativity, and teamwork fostered by our culture and our business may be harmed.

We believe that our culture has been and will continue to be a critical contributor to our success. If we do not continue to develop our corporate culture or maintain and preserve our guiding principles as we grow and evolve, we may be unable to foster the innovation, curiosity, creativity, focus on execution, teamwork, and the facilitation of critical knowledge transfer and knowledge sharing we believe we need to support our growth. Recent reductions in our workforce could result in a change to our corporate culture, which could harm our business.

We face risks arising from our recent workforce reductions, including adverse effects on employee morale, risks to our ability to meet customer demand with adequate turnaround times, and uncertainty around our ability to achieve anticipated cost savings from the workforce reductions.

During the roughly twelve-month period from February 2023 and January 2024, we undertook a strategic reduction in our workforce designed both to align the costs of our business with our near-term revenue expectations and to create operational and management-level efficiencies. These workforce reductions may result in unintended consequences, such as unwelcome attrition and reduced employee morale, which may cause our employees who were not affected by the reduction in workforce to seek alternative employment. Employees whose positions were eliminated or those who determine to seek alternative employment may seek employment with our competitors.

We cannot provide assurance that we will not undertake additional workforce reductions or that we will be able to realize the cost savings and other anticipated benefits from our previous or any future workforce reduction. In addition, our previous and any future workforce reductions, may adversely affect our ability to respond rapidly to any new product, growth, or revenue opportunities, to meet customer demand with adequate turnaround times, and otherwise to execute on our business plans. Additionally, reductions in workforce may make it more difficult to recruit and retain new employees. If we need to increase the size of our workforce in the future, we may encounter a competitive hiring market due to labor shortages, increased employee turnover, changes in the availability of workers, and increased wage costs.

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

Our estimates of market sizes and opportunity may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

Addressable market estimates and growth forecasts, including the cell and gene therapy market as well as the molecular diagnostics and genomics markets, are subject to significant uncertainty and are based on assumptions and estimates that may be inaccurate. These estimates and forecasts are based on a number of complex assumptions and third-party estimates and other business data, including assumptions and estimates relating to our ability to generate revenue from existing products and the development of new products and services. Our estimates and forecasts relating to the size and expected growth of our markets may prove to be inaccurate. Even if the markets in which we compete meet the size estimates and growth forecasted by us, our business could fail to grow at the rate we anticipate, if at all.

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

Our internal computer systems, or those of our suppliers, customers, or contractors, have been and may in the future be subject to cyberattacks or security breaches, which could result in a material disruption of our business or otherwise adversely affect our business, financial condition, results of operations, cash flows, and prospects.

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

Future acquisitions, if any, may expose us to risks that could adversely affect our business, and we may not achieve the anticipated benefits of acquisitions of businesses or technologies.

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

In addition to our financial results, our management regularly reviews a number of operating and financial metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make strategic decisions. As both the industry in which we operate and our business continue to evolve, so too might the metrics by which we evaluate our business and the Company. In addition, while the calculation of these metrics is based on what we believe to be reasonable estimates, our internal tools are not independently verified by a third party and have a number of limitations. Our methodologies for tracking these metrics may also change over time. If these metrics are not accurate representations of our business or perceived to be accurate, or if we discover material inaccuracies with respect to these figures, our reputation may be significantly harmed, and our operating and financial results could be negatively impacted. Accordingly, investors should not place undue reliance on these metrics.

We have recorded, and may be required to record in the future, a significant charge to earnings if our intangible or long-lived assets, or other investments become impaired.

We are required under U.S. generally accepted accounting principles (GAAP) to test indefinite lived intangibles for impairment at least annually and to review our intangible assets, and other assets for impairment when events or changes in circumstance indicate the carrying value may not be recoverable. Factors that could lead to impairment of intangible or long-lived assets, or other investments include significant adverse changes in the business climate and actual or projected operating results (affecting our company as a whole or affecting any particular segment) and declines in the financial condition of our business.

During the year ended December 31, 2022, the market price of our common stock and market capitalization declined significantly. Given the significance of this decline, we performed interim goodwill impairment testing. As a result of that testing, we determined goodwill was fully impaired and recorded an impairment charge of $16.6 million during the year ended December 31, 2022, adversely impacting our financial results.

As of December 31, 2023, intangible assets represented approximately 11% of our total assets. In addition, in the future we may acquire other businesses, products, or technologies as well as pursue strategic alliances, join ventures, technology licenses, or investments in complementary businesses, resulting in goodwill and other intangible assets. Such goodwill and intangible assets must be tested and reviewed as described above. If in the future we again determine that there has been impairment, we may be required to record charges to earnings, and our financial results for the relevant period would be reduced by the amount of the impairment, net of tax effects, if any.

Similarly, long-lived assets must be evaluated for impairment when events or changes in circumstances indicate a possible inability to recover carrying amounts. During the years ended December 31, 2023 and 2022, we recorded impairment charges related to long-lived assets of $2.2 million and $4.2 million, respectively. If in the future we again determine that there has been impairment to long-lived assets, we may be required to record charges to earnings, and our financial results for the relevant period would be reduced by the amount of the impairment, net of tax effects, if any.

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

For example, in 2016, the Financial Accounting Standards Board issued Accounting Standard Update No. 2016-02, Leases, and its related interpretations, which as updated requires lessees to generally recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. We adopted this new standard effective January 1, 2022, using the modified retrospective approach, applied at the beginning of the period of adoption, and elected the package of transitional practical expedients. The adoption of this standard resulted in recording operating right-of-use lease assets of $20.3 million, which included reclassifying approximately $0.2 million of deferred rent as a component of the operating lease asset as of January 1, 2022. The adoption also resulted in recording operating lease liabilities of $20.5 million as of January 1, 2022. The standard did not have an impact on the condensed statements of operations, and cash flows.

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

As of December 31, 2023, we had $50.2 million of U.S. federal and $53.6 million of state net operating loss carryforwards (NOLs) available to reduce taxable income in future years. Our ability to utilize those NOLs may be limited based on our operating performance and tax laws in effect at the time of the proposed use. Under the Tax Cuts and Jobs Act (the Tax Act), as modified by the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), federal NOLs incurred in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act.

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

In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence, including our past operating results, and our forecast of future earnings, future taxable income and prudent and feasible tax planning strategies. The assumptions utilized in determining future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying business. Actual operating results in future years could differ from our current assumptions, judgments and estimates. For the year ended December 31, 2023, we recorded a net increase in valuation allowances of $9.7 million comprised primarily of additional valuation allowance on certain operating losses being carried forward which are not expected to be realizable.

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

Our success depends on our ability to obtain and maintain intellectual property protection in the U.S. and other countries with respect to our proprietary products. We rely primarily upon a combination of trade secret protection and confidentiality agreements to protect our technology, manufacturing processes, and products. Our commercial success depends in part on obtaining and maintaining trade secret protection of our current and future products, if any, and the methods used to manufacture them, as well as successfully defending such trade secrets against third-party challenges. Our ability to stop third parties from making, using, selling, offering to sell, or importing our products is dependent upon the extent to which we have valid and enforceable intellectual property rights that cover these activities.

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

The U.S. Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation. Fluctuations in interest rates, as a result of actions by the Federal Reserve or otherwise, can increase borrowing costs. Increases in interest rates, such as those increases observed during 2023, may directly impact the amount of interest we are required to pay and reduce earnings accordingly. In addition, tax laws, including the disallowance or deferral of tax deductions for interest paid on outstanding indebtedness, could have an adverse effect on our liquidity and our business, financial condition, results of operations, cash flows, and prospects. In addition, our Amended Credit Agreement contains customary affirmative and negative covenants and certain restrictions on operations that could impose operating and financial limitations and restrictions on us, including restrictions on our ability to enter into particular transactions and to engage in other actions that we may believe are advisable or necessary for our business.

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

THP controls approximately 62.8% of the voting power of our outstanding common stock, which means that THP can control the vote of all matters submitted to a vote of our stockholders. This control enables THP to control the election of the members of our board of directors and all other corporate decisions. In particular, for so long as THP continues to own a majority of our common stock, THP will be able to cause or prevent a change of control of us or a change in the composition of our board of directors and could preclude any unsolicited acquisition of us. Pursuant to our investors’ rights agreement and our amended and restated certificate of incorporation, THP has certain rights, and the ability to take certain actions, that are not otherwise available to all stockholders. For example, our investors’ rights agreement provides THP the right, subject to certain conditions, to demand that we file a registration statement or request that their shares of our common stock be covered by a registration statement that we are otherwise filing. In addition, until such time as THP first ceases to own greater than 50% of the outstanding voting power of our common stock, our amended and restated certificate of incorporation effectively provides THP with the ability to fill vacancies on the board, remove directors (with or without cause), call a special meeting of our stockholders, amend our certificate of incorporation (subject to approval of our board of directors) and amend our bylaws. Even when THP ceases to control a majority of the total voting power, for so long as THP continues to own a significant percentage of our common stock, THP will still be able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval. Accordingly, for such period of time, THP will have significant influence with respect to our management, business plans, and policies. The concentration of ownership and availability of the foregoing rights could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of us and ultimately might affect the market price of our common stock.

THP and its affiliates engage in a broad spectrum of activities, including investments in our industry generally. In the ordinary course of their business activities, THP and its affiliates may engage in activities where their interests conflict with our interests or those of our other stockholders, such as investing in or advising businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. Our amended and restated certificate of incorporation provides that none of THP and its affiliates and any person or entity who, while a stockholder, director, officer, or agent of the Company or any of its affiliates, is a director, officer, principal, partner, member, manager, employee, agent, and/or other representative of THP and its affiliates (each, an Identified Person) has any duty to refrain from (i) engaging in a corporate opportunity in the same or similar business activities or lines of business in which we or our affiliates are engaged or that are deemed to be competing with us or any of our affiliates or (ii) otherwise investing in or providing services to any person that competes with us or our affiliates or engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. In addition, to the fullest extent permitted by law, no Identified Person has any obligation to offer to us or our subsidiaries or affiliates the right to participate in any corporate opportunity in the same or similar business activities or lines of business in which we or our affiliates are engaged or that are deemed to be competing with us or any of our affiliates. This means that THP may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, THP may have an interest in pursuing acquisitions, divestitures, and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to you or may not prove beneficial.

Our shares of common stock are listed on the Nasdaq Global Market, and we are a “controlled company” within the meaning of the rules and listing standards of The Nasdaq Stock Market LLC (Nasdaq). As a result, we qualify for, and intend to rely on, exemptions from certain corporate governance requirements. Our stockholders therefore do not have the same protections as those afforded to stockholders of companies that are subject to such governance requirements.

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

We utilize, and intend to continue to utilize, certain of these exemptions. For example, a majority of our directors have not been, and in the future for so long as we rely on such exemptions, will not be, affirmatively determined to be independent, nor will our compensation committee or nominating and corporate governance committee of the board be comprised entirely of directors who have been determined to be independent. Accordingly, our stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

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

Additionally, on September 30, 2020, Assembly Bill 979 (AB 979) was signed into law. AB 979 generally requires public companies with principal executive offices in California to include specified numbers of directors from “underrepresented communities.” A director from an “underrepresented community” means a director who self-identifies as Black, African American, Hispanic, Latino, Asian, Pacific Islander, Native American, Native Hawaiian, Alaska Native, gay, lesbian, bisexual, or transgender. As of December 31, 2021, each public company with principal executive offices in California was required to have at least one director from an underrepresented community. By December 31, 2022, a public company with more than four but fewer than nine directors was required to have a minimum of two directors from underrepresented communities, and a public company with nine or more directors will need to have a minimum of three directors from underrepresented communities. These laws do not provide a transition period for newly listed companies. On April 1, 2022, the Superior Court of California for the County of Los Angeles entered an order striking down AB 979, holding that the statute violates the Equal Protection Clause of the California Constitution. On June 6, 2022, a notice of appeal was filed. On September 16, 2022, the appellate court ruled to temporarily stay enforcement of the trial court’s order, which prevented the California Secretary of State from collecting diversity data on corporate disclosure forms pursuant to AB 979, pending a further order of the appellate court. On December 1, 2022, the appellate court vacated the temporary stay order and on February 3, 2023, a record on appeal was filed and such appeal is currently pending. To the extent that this ruling of the appellate court permits the Secretary of State of California to collect and report diversity data, we may be required to comply with additional disclosure requirements. In June 2023, the federal district court for the Eastern District of California granted the plaintiffs a summary judgment and determined that AB 979 was unconstitutional on its face. The Eastern District of California's decision is currently on appeal. Litigation regarding AB 979 will continue.

Our board of directors currently includes three female directors, and no directors who self-identify as coming from “underrepresented communities.” We are currently in compliance with the Nasdaq’s board diversity rules. However, if our current or future female or other “diverse” directors no longer serve on our board, we could be out of compliance with the Nasdaq’s diversity rules. In addition, we would be in compliance with SB 826 were it to become applicable to us. However, if the current composition of our board of directors does not change and AB 979 becomes applicable to us, we would be out of compliance with these regulations. We cannot ensure that we can recruit, attract, and/or retain qualified members of the board and meet gender and diversity requirements under Nasdaq’s listing rules or any California law that may become applicable to us, which may expose us to financial penalties and adversely affect our reputation.

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

In connection with the audits of our financial statements for the fiscal year ended December 31, 2022 as well as for fiscal years ended December 31, 2020 and 2019, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weakness identified during the year ended December 31, 2022 resulted from not having the appropriate complement of tax resources commensurate with the nature and complexity associated with the Company's income tax accounting process which led to adjustments to correct errors in our accounting for income taxes during the same period. Our audited financial statements presented income taxes in accordance with GAAP, however, such adjustments amounted to a material weakness. The material weakness was remediated as of December 31, 2023. See Part II, Item 9A “Controls and Procedures” in this Annual Report on Form 10-K.

While we have remediated all prior material weaknesses, we can give no assurance that additional material weaknesses in our internal control over financial reporting will not be identified in the future. If we identify future material weaknesses in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected. If additional material weaknesses exist or are discovered in the future, and we are unable to remediate any such material weaknesses, our reputation, financial condition, and operating results could suffer. Moreover, we could become subject to investigations by regulatory authorities, which could require additional financial and management resources.

We are an “emerging growth company” and a “smaller reporting company,” and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act and, for as long as we continue to be an emerging growth company, we may choose to take advantage of certain exemptions and relief from various public reporting requirements, including: the requirement that our internal control over financial reporting be audited by our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act; the exemption from any rules that could be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the auditor’s report on financial statements; reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and not being required to hold nonbinding advisory votes on executive compensation or stockholder approval of any golden parachute payments not previously approved.

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

The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business, particularly after we are no longer an “emerging growth company” or if we cease to be a “smaller reporting company”.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the Exchange Act) and the Sarbanes-Oxley Act, the listing requirements of Nasdaq and other applicable securities rules and regulations. The Exchange Act requires that we file annual, quarterly, and current reports with respect to our business, financial condition, results of operations, cash flows, and prospects. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. Furthermore, the need to continue to establish and maintain the corporate infrastructure demanded of a public company may divert our management’s attention from implementing our growth strategy, which could prevent us from improving our business, financial condition, results of operations, cash flows, and prospects. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to address all risks or wholly satisfy our obligations as a public company. In addition, these rules and regulations have increased our legal and financial compliance costs and have made, and are expected to continue to make, some activities more time-consuming and costly and to increase demand on our systems and resources, particularly after we are no longer an “emerging growth company” or if we cease to be a “smaller reporting company”. For example, these rules and regulations have made, and are expected to continue to make, it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. These additional obligations could have a material adverse effect on our business, financial condition, results of operations, cash flows, and prospects.

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

Provisions of our corporate governance documents could make acquiring us more difficult and may prevent attempts by our stockholders to replace or remove our current directors or management, even if beneficial to our stockholders.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. All shares sold in our IPO were freely tradable upon such sale without restriction or further registration under the Securities Act, except for any shares held by our affiliates, as that term is defined under Rule 144 of the Securities Act (Rule 144), including our directors, executive officers, and other affiliates (including THP), which may be sold only in compliance with certain limitations. The shares of our common stock issued in the course of our September 2023 registered direct offering and private placements are now also freely tradable, subject to the same limitations applicable to our directors, executive officers, and other affiliates (including THP).

As of December 31, 2023, we have 40,793,848 shares of common stock outstanding, substantially all of which are held by directors, executive officers, and other affiliates and will be subject to volume, manner of sale, and other limitations under Rule 144. Registration of any of these outstanding shares of common stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the registration statement.

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

As of December 31, 2023, there were 312,174, 1,611,509 and 2,273,904 shares of common stock reserved for issuance pursuant to outstanding stock option awards under the 2016 Stock Plan, as amended (2016 Plan), the 2020 Equity Incentive Plan, as amended (2020 Plan) and the 2021 Equity Incentive Plan (2021 Plan), respectively. In addition, the 2021 Plan and the ESPP provide for annual automatic increases in the number of shares reserved thereunder. As of January 1, 2024, a total of 4,825,264 and 976,045 shares of common stock were available and have been reserved for future issuance under the 2021 Plan and our ESPP, respectively. In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to you.

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

Our future capital needs are uncertain and we may need to seek additional financing in the future, which we may not be able to secure on favorable terms, if at all.

Our available capital resources may not be sufficient for us to continue to meet our obligations as they become due over the next twelve months if we cannot improve our operating results or increase our operating cash inflows. Our future funding requirements will depend on many factors, including:

▪
market acceptance of our products;
▪
the success of our sales, marketing, and distribution efforts;
▪
revenue and cash flow derived from existing or future collaborations; and
▪
the effect of technological and market developments.

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

The accompanying financial statements included in Part IV, Item 15(a)(1) and 15(a)(2) of this Annual Report on Form 10-K, have been prepared assuming we will continue as a going concern, which contemplates continuity of operations, realization of assets, and the satisfaction of liabilities in the normal course of business for one year following the issuance of these audited financial statements. However, we have identified certain negative conditions and events, described further below, that raise substantial doubt about our ability to continue as a going concern.

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

Additionally, we are subject to certain financial covenants under the terms of the Amended Credit Agreement. These financial covenants include (i) a trailing twelve months minimum net revenue covenant that we must meet each calendar month, and (ii) a requirement to maintain a minimum level of cash at all times through the term of the Amended Credit Agreement. To the extent we continue to experience unfavorable market conditions, like other companies in our industry, we may be unable to comply with the monthly revenue covenant during the twelve-month period following the date on which the financial statements are available for issuance. Failing to comply with the monthly revenue covenant would be an event of default under the Amended Credit Agreement and the lender would have the right, but not the obligation, to accelerate our obligations to pay the outstanding balance due and payable under the Term Loan. If we violate one or more of our covenants under the Amended Credit Agreement and are not able to obtain a waiver from or agree to an accommodation with the lender with respect to any such violation, we could be required to pay all or a portion of the outstanding amount under the Term Loan. In that event, we may need to seek other sources of capital and there can be no assurances that we would be able to do so on acceptable terms.

The uncertainty regarding our ability to continue as a going concern could materially adversely affect our share price and our ability to service our indebtedness, raise new capital or enter into commercial transactions. To address these matters, the Company may take actions that materially and adversely affect our business, including significant reductions in administrative, and commercial activities, reduction of our employee base, and ultimately curtailing or ceasing operations, any of which could materially adversely affect our business, financial condition, results of operations, and share price.

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

Our quarterly operating results are likely to fluctuate in the future. In addition, securities markets worldwide have experienced, and may again experience, significant price and volume fluctuations for reasons that may be unrelated to our operating performance. Market volatility, as well as general economic, market, or political conditions, could subject the market price of our common stock to wide fluctuations regardless of our operating performance. Our operating results and the trading price of our common stock may fluctuate in response to various factors, including:

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
▪
changing economic conditions;
▪
investors’ perception of us;
▪
events beyond our control such as weather, war, health crises, and instability in the banking sector; and
▪
any default on our indebtedness.

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

Analysts may develop and publish their own projections of our business, and may form a consensus about our future performance. Our actual business results may vary significantly from that consensus or other guidance or expectations due to a number of factors, many of which are outside of our control and could adversely affect our business and future operating results. In addition, if our publicly announced guidance or other expectations of future operating results fail to meet the expectations of securities analysts, investors, or other interested parties, the price of our common stock could decline.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Our board of directors and management exercise oversight over the Company’s cybersecurity program, which represents an important component of the Company’s overall approach to enterprise risk management.

Governance

Teknova’s Vice President of Information Systems and Architecture (VP of IT) manages a team responsible for leading enterprise-wide strategy, policy, standards, architecture, processes, and risk assessment related to information security and data protection, including data privacy and network security (our Cybersecurity Program). The VP of IT has served in various roles in information technology and information security, along with other members of the IT department, and holds relevant and applicable certifications. The VP of IT reports directly to the Company’s Chief Executive Officer and provides periodic reporting on our Cybersecurity Program to our senior management team, our board of directors, and the audit committee of our board of directors.

Our board of directors, in coordination with our audit committee, oversees our management of cybersecurity risk, with the audit committee reviewing and discussing with management matters related to our Cybersecurity Program, including as it relates to financial reporting. The board of directors and audit committee receive periodic reports about the prevention, detection, mitigation, and remediation of cybersecurity incidents, including material security risks and information security vulnerabilities. Additionally, risks associated with the Cybersecurity Program are integrated into the Company’s enterprise risk management assessment and reported to our Board as needed. We also share the key results of third-party assessments with our board of directors and audit committee.

Risk Management and Strategy

Technical Safeguards

As part of our Cybersecurity Program, the Company deploys technical safeguards that are designed to protect our information systems from cybersecurity threats, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.

Risk Assessment

Our Cybersecurity Program also includes a periodic risk assessment, which is based generally on frameworks established by the National Institute of Standards and Technology (NIST).

Third-Party Risk Management

We also maintain procedures designed to identify and mitigate cybersecurity threats related to our use of material third-party vendors. This includes reviewing the internal controls of certain third-party service providers to assess their procedures to mitigate material cybersecurity risks, among other risks.

Incident Response and Recovery Planning

We have an information security incident response process to prevent, detect, mitigate, and remediate cybersecurity incidents and threats. This process includes controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding public disclosure and reporting of such incidents can be made by management in a timely manner, with appropriate involvement by our board of directors.

External Assessments

We obtain periodic assessments by third party experts of our vulnerability management and security controls and to assist us in identifying and mitigating security risks.

Education and Awareness

We provide periodic cybersecurity training for all officers and employees as well as periodic additional training for senior management through our cyber insurance carrier.

As of the date of this Annual Report on Form 10-K, we are not aware of any risks from cybersecurity threats that have materially affected the Company, including our business strategy, results of operations, or financial condition. For information regarding cybersecurity risks that may materially affect our Company, see the risk factor titled “Our internal computer systems, or those of our suppliers, customers, or contractors, have been and may in the future be subject to cyberattacks or security breaches, which could result in a material disruption of our business or otherwise adversely affect our business, financial condition, results of operations, cash flows, and prospects.” under “Risk Factors” in Part I, Item 1A. to this Annual Report on Form 10-K.

Item 2. Properties.

See Item 1. "Business – Facilities" for specific information about our commercial, office, manufacturing, and warehouse space.

Item 3. Legal Proceedings.

We are not a party to any material legal proceedings at this time. From time to time, we may become involved in various legal proceedings that arise in the ordinary course of business. For example, we may in the future become involved in legal proceedings relating to customers, employees, suppliers, competitors, government agencies, or others. We will evaluate any claims and lawsuits with respect to their potential merits, our potential defenses and counter claims, and the expected effect on us of defending the claims and a potential adverse result. However, the results of any litigation, investigation, or other legal proceedings are inherently unpredictable and potentially expensive. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, damage our reputation, require significant amounts of management time, and divert significant resources. If any legal proceedings were to be determined adversely to us, or we were to enter into a settlement arrangement, we could be exposed to monetary damages or limits on our ability to operate our business, which could have an adverse effect on our business, financial condition, and operating results. Information pertaining to loss contingencies, including those arising out of potential legal liabilities and related matters, are described in Item 8, "Financial Statements and Supplementary Data - Note 16. Contingencies," and incorporated by reference herein.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock is listed on the Nasdaq Global Market under the symbol “TKNO”.

Holders

On March 22, 2024, we had 16 holders of record of our common stock.

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

Overview

Since our founding in 1996, we have been producing critical reagents for the discovery, development, and commercialization of novel therapies, vaccines, and molecular diagnostics. Our more than 2,500 active customers span the entire continuum of the life sciences market, including leading pharmaceutical and biotechnology companies, contract development and manufacturing organizations, in vitro diagnostics franchises, and academic and government research institutions. Our Company is built around our knowledge, methods, and know-how in our proprietary manufacturing processes, which are highly adaptable and configurable. These proprietary processes enable us to manufacture and deliver high-quality, custom, made-to-order products with short turnaround times and at scale, across all stages of our customers’ product development, from early research through commercialization.

We have two primary product categories: Lab Essentials and Clinical Solutions. Our products cross all stages of development, from early research through commercialization. We offer three primary product types: (i) pre-poured media plates for cell growth and cloning; (ii) liquid cell culture media and supplements for cellular expansion; and (iii) molecular biology reagents for sample manipulation, resuspension, and purification. Our liquid cell culture media and supplements and molecular biology reagents are available in both of our two primary product categories; pre-poured media plates are available in our Lab Essentials category only.

We are ISO 13485:2016 certified, enabling us to manufacture products for use in diagnostic and therapeutic applications. Our certification allows us to offer solutions across the entire customer product development workflow, supporting our customers' need for materials in greater volume and that meet increasingly stringent quality requirements as they scale from research to commercialization.

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

We generated revenue of $36.7 million in 2023, which represents a decrease of $4.7 million as compared to 2022. In 2023 and 2022, only 4.6% and 3.2%, respectively, of our revenue was generated from customers located outside of the U.S. Our sales outside of the U.S. are denominated in U.S. dollars. We primarily generate sales through direct channels and a small salesforce, however, some of our sales are generated through distributors.

We had an operating loss of $35.6 million in 2023 compared to $49.7 million in 2022. Excluding non-recurring charges, we had an operating loss of $29.8 million in 2023 (excluding the following non-recurring charges: $0.7 million related to the reduction in workforce, $2.2 million tradename impairment, $2.2 million long-lived asset impairment, $0.4 million write-off of ATM Facility costs, and $0.3 million loss contingency) compared to an operating loss of $28.9 million in 2022 (excluding the goodwill impairment of $16.6 million and long-lived asset impairment of $4.2 million). While our expenses may fluctuate over the short term, we expect our expenses will continue to increase in future periods, but at a slower rate, in connection with our ongoing activities as we:

•
attract, hire, and retain qualified personnel;

▪
invest in processes and infrastructure to enable manufacturing automation and expand capacity, including the ramp up of our new, state-of-the-art manufacturing, warehouse, and distribution facilities; and
▪
build our brand and market, and sell our products and services.

Key Developments

•
On February 1, 2023, we carried out a reduction in workforce of approximately 40 positions, aimed at reducing operating expenses. We incurred $0.7 million of costs in connection with the reduction in workforce related to severance pay and other termination benefits during the year ended December 31, 2023.
•
On March 30, 2023, we entered into a sales agreement (the ATM Facility) with Cowen and Company, LLC, under which the Company may offer and sell, from time to time, shares of common stock having aggregate gross proceeds of up to $50.0 million. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for more information regarding the ATM Facility.
•
On September 19, 2023, we completed our registered direct offering and private placements where we received aggregate gross proceeds of $22.915 million, before deducting $0.4 million offering expenses. At the same time, we entered into Amendment No. 4 to the Credit Agreement which included a waiver from our lender of a revenue covenant violation for the period ending July 31, 2023. As a condition to the effectiveness of Amendment No. 4, we prepaid the principal amount of the Term Loan in an amount equal to $10.0 million and recognized a loss on the extinguishment of debt in the amount of $0.8 million related to this prepayment in the statements of operations. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for more information regarding the credit facility.
▪
On January 11, 2024, we announced a reduction in workforce that affected approximately 15% of our employees at that time. We estimate that we will incur approximately $1.2 million of costs in connection with the reduction in workforce related to severance pay and other termination benefits. We expect the majority of the costs to be incurred and payments made during the first quarter of 2024. Total annual cost savings from this reduction in workforce are estimated at $6.4 million.
▪
On January 16, 2024, our board of directors approved a stock option repricing effective on March 14, 2024. The option repricing applies to outstanding options to purchase shares of our common stock as of the repricing date provided that the holder remains employed by us or continues to serve as a member of the board of directors through at least September 14, 2025. Outstanding options with an exercise price that is less than our closing stock price will be reduced to the fair market value on that date. There will be no changes to the number of shares, the vesting schedule, or the expiration date of the repriced options. The option repricing will result in additional share-based compensation expense that will be recognized in our statements of operations in future periods; however, the amount of additional share-based compensation expense and the periods over which it will be recognized have not yet been determined.
▪
On March 8, 2024, we entered into Amendment No. 5 to the Credit Agreement which includes a waiver of the minimum net revenue covenant violations for each of the periods ending November 30, 2023 and January 31, 2024 and reduced these requirements for future periods up to and including for the twelve months ending December 31, 2024, from $42 million to $34 million. Additionally, Amendment No 5 removed these requirements for the periods ending January 31, 2025 through December 31, 2025, instead requiring that the minimum net revenue requirement will be determined by MidCap in its reasonable discretion in consultation with our senior management subject to provisions contained therein. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for more information regarding Amendment No. 5 to the Credit Agreement and the credit facility.
▪
On March 8, 2024, as a condition to the effectiveness of Amendment No. 5, we issued a warrant to MidCap to purchase up to an aggregate of 125,000 shares (the Common Warrant) of common stock with an exercise price of $2.9934 per share, subject to adjustment as provided therein. See “Notes to Financial Statements—Note 17. Subsequent Events,” for a more detailed discussion of the material terms of the Common Warrant.

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

Results of Operations

The following tables set forth our results of operations for the years ended December 31, 2023 and 2022 (dollars in thousands):

	For the Year Ended December 31,
	2023	2022	$ Change	% Change
Revenue	$36,684	$41,420	$(4,736)	(11.4)%
Cost of sales	26,388	23,944	2,444	10.2%
Gross profit	10,296	17,476	(7,180)	(41.1)%
Operating expenses:
Research and development	5,567	7,737	(2,170)	(28.0)%
Sales and marketing	9,330	9,151	179	2.0%
General and administrative	25,450	28,298	(2,848)	(10.1)%
Amortization of intangible assets	1,148	1,148	—	—
Goodwill impairment	—	16,613	(16,613)	(100.0)%
Tradename impairment	2,169	—	2,169	100.0%
Long-lived assets impairment	2,195	4,188	(1,993)	(47.6)%
Total operating expenses	45,859	67,135	(21,276)	(31.7)%
Loss from operations	(35,563)	(49,659)	14,096	(28.4)%
Other (expenses) income, net
Interest (expense) income, net	(833)	213	(1,046)	(491.1)%
Other income, net	142	55	87	158.2%
Loss on extinguishment of debt	(824)	—	(824)	(100.0)%
Total other (expenses) income, net	(1,515)	268	(1,783)	(665.3)%
Loss before income taxes	(37,078)	(49,391)	12,313	(24.9)%
Benefit from income taxes	(298)	(1,923)	1,625	(84.5)%
Net loss	$(36,780)	$(47,468)	$10,688	(22.5)%

Revenue

Our revenue disaggregated by product category, for the years ended December 31, 2023 and 2022 was as follows (dollars in thousands):

	For the Year Ended December 31,
	2023	2022	$ Change	% Change
Lab Essentials	$28,800	$31,772	$(2,972)	(9.4)%
Clinical Solutions	6,738	8,445	(1,707)	(20.2)%
Other	1,146	1,203	(57)	(4.7)%
Total revenue	$36,684	$41,420	$(4,736)	(11.4)%

Total revenue was $36.7 million in 2023, a decrease of $4.7 million, or 11.4%, compared with $41.4 million in 2022.

Lab Essentials revenue was $28.8 million in 2023, a decrease of $3.0 million, or 9.4%, compared with $31.8 million in 2022. The decrease in Lab Essentials revenue was attributable to a decreased number of customers, partially offset by higher average revenue per customer.

Clinical Solutions revenue was $6.7 million in 2023, a decrease of $1.7 million, or 20.2%, compared with $8.4 million in 2022. The decrease in Clinical Solutions revenue was attributable to lower average revenue per customer, partially offset by an increased number of customers.

Our revenue disaggregated by geographic region for the years ended December 31, 2023 and 2022, was as follows (dollars in thousands):

	For the Year Ended December 31,
	2023	2022	$ Change	% Change
United States	$35,000	$40,103	$(5,103)	(12.7)%
International	1,684	1,317	367	27.9%
Total revenue	$36,684	$41,420	$(4,736)	(11.4)%

Revenue from sales to customers in the United States was $35.0 million in 2023, and $40.1 million in 2022. Revenue from U.S. sales was consistent year over year, representing 95.4% and 96.8% of our total revenue in 2023 and 2022, respectively.

Revenue from sales to customers in markets outside of the U.S. was $1.7 million in 2023, and $1.3 million in 2022. Revenue from international sales was also consistent year over year, representing 4.6% and 3.2% of our total revenue in 2023 and 2022, respectively.

Gross profit

Our gross profit for the years ended December 31, 2023 and 2022 was as follows (dollars in thousands):

	For the Year Ended December 31,
	2023	2022	$ Change	% Change
Cost of sales	$26,388	$23,944	$2,444	10.2%
Gross profit	10,296	17,476	(7,180)	(41.1)%
Gross profit %	28.1%	42.2%

Gross profit percentage was 28.1% in 2023, and 42.2% in 2022. The decrease in gross profit percentage was primarily driven by the decrease in revenue and the associated lower absorption of fixed manufacturing costs, and to a lesser extent increased overhead costs that were partially offset by reduced headcount.

Operating expenses

Our operating expenses for the years ended December 31, 2023 and 2022 were as follows (dollars in thousands):

	For the Year Ended December 31,
	2023	2022	$ Change	% Change
Research and development	$5,567	$7,737	$(2,170)	(28.0)%
Sales and marketing	9,330	9,151	179	2.0%
General and administrative	25,450	28,298	(2,848)	(10.1)%
Amortization of intangible assets	1,148	1,148	—	—
Goodwill impairment	—	16,613	(16,613)	(100.0)%
Tradename impairment	2,169	—	2,169	100.0%
Long-lived assets impairment	2,195	4,188	(1,993)	(47.6)%
Total operating expenses	$45,859	$67,135	$(21,276)	(31.7)%

Research and development expenses were $5.6 million in 2023 and $7.7 million in 2022. The decrease was primarily driven by reduced headcount and professional fees as well as reduced supplies and equipment expenses.

Sales and marketing expenses were $9.3 million in 2023 and $9.2 million in 2022. The increase was primarily driven by higher labor and benefit costs as well as stock-based compensation, partially offset by lower marketing expenses.

General and administrative expenses were $25.5 million in 2023 and $28.3 million in 2022. Excluding the one-time, non-recurring charges related to the reduction in workforce of $0.7 million, the $0.4 million write off of ATM Facility costs, and $0.3 million accrual for legal claim recorded in 2023, general and administrative expenses decreased $4.3 million compared to 2022. The decrease was driven by reduced spending, primarily in professional fees and occupancy costs, partially offset by higher stock-based compensation expense.

Amortization of intangible assets was consistent in 2023 and 2022, at $1.1 million.

We incurred a $16.6 million goodwill impairment charge in 2022, with no comparable charges in 2023. Refer to the “Notes to Financial Statements—Note 8. Intangible Assets, Net” in our financial statements for details regarding the goodwill impairment.

We incurred a $2.2 million tradename impairment charge in 2023, with no comparable charges in 2022. Refer to the “Notes to Financial Statements—Note 8. Intangible Assets, Net” in our financial statements for details regarding the tradename impairment.

We recorded long-lived asset impairment charges of $2.2 million in 2023 and $4.2 million in 2022. Refer to “Notes to Financial Statements—Note 6. Property, Plant, and Equipment, Net,” in our financial statements for details regarding the long-lived asset impairment.

Other (expenses) income, net

Other (expenses) income, net for the years ended December 31, 2023 and 2022 was as follows (dollars in thousands):

	For the Year Ended December 31,
	2023	2022	$ Change	% Change
Interest (expense) income, net	$(833)	$213	$(1,046)	(491.1)%
Other income, net	142	55	87	158.2%
Loss on extinguishment of debt	(824)	—	(824)	(100.0)%
Total other (expenses) income, net	$(1,515)	$268	$(1,783)	(665.3)%

Total other expenses, net was $1.5 million in 2023, compared to total other income, net of $0.3 million in 2022. The increase in total other expenses, net was attributable to higher interest expense primarily driven by an increase in our average debt balance coupled with higher interest rates, as well as by a $0.8 million loss on extinguishment of debt related to the partial repayment on the Term Loan. We capitalized a portion of the interest on funds borrowed to finance certain of our capital expenditures. Capitalized interest costs were $0.9 million and $1.6 million in 2023 and 2022, respectively. Offsetting these other expenses is other income, which increased due to higher interest rates and thus income earned on short-term liquid investments.

Benefit from income taxes

Our benefit from income taxes for the years ended December 31, 2023 and 2022 was as follows (dollars in thousands):

	For the Year Ended December 31,
	2023	2022	$ Change	% Change
Benefit from income taxes	$(298)	$(1,923)	$1,625	(84.5)%
Effective tax rate	0.8%	3.9%

Our benefit from income taxes was $0.3 million in 2023, compared to a $1.9 million in 2022. The decrease in our benefit from income taxes was attributable to operating losses not expected to produce a benefit.

Liquidity and Capital Resources

The primary sources of financing for our operations were our (i) initial public offering, which we completed in June 2021 (IPO) and resulted in net proceeds to us of $99.1 million, after deducting underwriting discounts and commissions of $7.7 million and offering expenses of $3.6 million, and (ii) registered direct offering and concurrent private placement (collectively, the Offerings), which we completed in September 2023 and which resulted in aggregate gross proceeds of $22.915 million before deducting offering expenses of $0.4 million and the prepayment of $10.0 million owed under the Term Loan as discussed below.

To facilitate our expected growth, we have used our sources of liquidity to make investments to expand our operations and increase capacity, and may continue to do so in the future. In particular, we have completed the build out of our new manufacturing facility and have made improvements to our warehouse and distribution facilities, all located in Hollister, California.

Our principal liquidity requirements are to fund our operations and capital expenditures. As of December 31, 2023, we have limited capital resources to fund ongoing operations. During the year ended December 31, 2023, we incurred net losses of $36.8 million. In addition, as of December 31, 2023, we had an accumulated deficit of $91.8 million and borrowings outstanding under our Term Loan (defined below). As of December 31, 2023, we had $36.8 million of working capital, which included $28.5 million in cash and cash equivalents. Our available capital resources may not be sufficient for us to continue to meet our obligations as they become due over the next twelve months if we cannot improve our operating results or increase our operating cash inflows. If these capital resources are not sufficient, we may need to raise additional capital through the sale of equity or debt securities, enter into strategic business collaboration agreements with other companies, seek other funding sources, or sell assets. However, there can be no assurance that we will be able to accomplish any of the foregoing or do so on favorable terms. If we are unable to meet our obligations when they become due over the next twelve months through our available capital resources, or obtain new sources of capital when needed, we may have to delay expenditures, reduce the scope of our manufacturing operations, reduce or eliminate one or more of our development programs, make significant changes to our operating plan, or cease our operations.

As of December 31, 2023, we had an outstanding principal amount of $12.1 million under a senior secured term loan (the Term Loan) pursuant to Amendment No. 4 to our Credit Agreement with MidCap Financial Trust (MidCap). On March 8, 2024, we entered into limited waivers and amendments (collectively Amendment No. 5, or, as amended, the Amended Credit Agreement) which includes a waiver from MidCap of the revenue covenant violations for each of the periods ending November 30, 2023 and January 31, 2024. Amendment No. 5 also reduced these requirements for future periods up to and including for the twelve months ending December 31, 2024, from $42 million to $34 million. Amendment No. 5 also removed those requirements for the periods ending January 31, 2025 through December 31, 2025, instead requiring that for each applicable twelve-month period ending after December 31, 2024, the Company’s minimum net revenue requirement will be determined by MidCap in its reasonable discretion in consultation with the Company’s senior management and based on financial statements and projections delivered to MidCap in accordance with the financial reporting requirements in the Amended Credit Agreement, so long as the minimum net revenue requirements for those periods shall not be less than the greater of (x) the applicable minimum net revenue requirement for the twelve-month period ending on the last day of the immediately preceding month and (y) $34.0 million. In addition, Amendment No. 5 also removed the advance rate for finished goods inventory in the determination of the borrowing base for the Revolving Loan and increased the minimum cash requirement from $9.0 million to $10.0 million. Finally, Amendment No. 5 conditions the next borrowing under the Revolving Loan on the Company achieving net revenue for the preceding twelve-month period of at least $38.0 million down from $45.0 million. See “Notes to Financial Statements—Note 17. Subsequent Events” for a more detailed discussion of the material terms of our Amended Credit Agreement.

To the extent we continue to experience unfavorable market conditions, like other companies in our industry, we may be unable to comply with the monthly revenue covenant during the twelve-month period following the date on which the financial statements are available for issuance. Failing to comply with the monthly revenue covenant would be an event of default under the Amended Credit Agreement and the lender would have the right, but not the obligation, to accelerate our obligations to pay the outstanding balance due and payable under the Term Loan. If we violate one or more of our covenants under the Amended Credit Agreement and are not able to obtain a waiver from or agree to an accommodation with the lender with respect to any such violation, we could be required to pay all or a portion of the outstanding amount under the Term Loan. In that event, we may need to seek other sources of capital and there can be no assurances that we would be able to do so on acceptable terms.

We also have an ATM Facility under which we may offer and sell, from time to time, shares of our common stock having aggregate gross proceeds of up to $50.0 million. We will pay a commission of up to 3.0% of gross sales proceeds of any common stock sold under the ATM Facility. The aggregate market value of shares eligible for sale under the ATM Facility will be subject to the limitations of General Instruction I.B.6 of Form S-3, to the extent required under such instruction. See “Notes to Financial Statements—Note 2. Basis of Presentation and Summary of Significant Accounting Policies,” for a more detailed discussion of the material terms of our ATM Facility.

As of December 31, 2023, our material cash requirements from known contractual obligations and commitments relate primarily to operating leases for our office, manufacturing, warehouse, and distribution facilities. See “Notes to Financial Statements—Note 7. Leases,” for a discussion of our lease obligations reflected on our balance sheet.

Accounting Standards Codification (ASC) 205-40, Presentation of Financial Statements—Going Concern, requires us to evaluate our ability to continue as a going concern for the twelve-month period following the date on which the financial statements are available for issuance. We performed an assessment to determine whether there were conditions or events that, considered individually and in the aggregate, raised substantial doubt about our ability to continue as a going concern for the twelve-month period following the date on which our financial statements are being issued. This assessment indicated certain negative conditions and events, described further above related to our availability of capital resources and ability to meet the monthly revenue covenant under our Amended Credit Agreement, that raise substantial doubt about our ability to continue as a going concern.

The accompanying financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, have been prepared assuming we will continue as a going concern, which contemplates continuity of operations, realization of assets, and the satisfaction of liabilities in the normal course of business for one year following the issuance of the audited financial statements. As such, the accompanying financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amount and classification of liabilities that may result should we be unable to continue as a going concern.

The following table sets forth, for the periods indicated, net cash flows used in operating activities, used in investing activities and provided by financing activities (in thousands):

	For the Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(18,814)	$(27,400)
Net cash used in investing activities	(7,737)	(28,149)
Net cash provided by financing activities	12,799	10,267
Net decrease in cash and cash equivalents	$(13,752)	$(45,282)

Operating Activities

Net cash used in operating activities consists primarily of net loss adjusted for certain non-cash items (including depreciation and amortization, bad debt expense, deferred taxes, loss on disposal of property, plant, and equipment, inventory reserve, amortization of debt issuance costs, and stock-based compensation expense), and the effect of changes in working capital and other operating activities.

Net cash used in operating activities was $18.8 million in 2023, which primarily consisted of net loss of $36.8 million plus net adjustments for non-cash charges of $15.7 million and net changes in operating assets and liabilities of $2.2 million. The primary non-cash adjustments to net loss included $5.7 million of depreciation and amortization, $4.1 million of stock-based compensation, a $2.2 million impairment charge related to long-lived assets, a $2.2 million impairment charge related to the Teknova tradename, a $0.8 million loss on extinguishment of debt, $0.5 million in amortization of debt financing costs, and a $0.3 million provision related to our inventory reserve. The main drivers of the changes in operating assets and liabilities were a $1.9 million increase in accrued liabilities, a $0.4 million decrease in other non-current assets, a $0.3 million decrease in inventories, and a $0.3 million decrease in accounts receivable, partially offset by a $0.8 million decrease in accounts payable.

Net cash used in operating activities was $27.4 million in 2022, which primarily consisted of net loss of $47.5 million plus net adjustments for non-cash charges of $27.4 million, offset by net changes in operating assets and liabilities of $7.3 million. The primary non-cash adjustments to net loss included a $16.6 million goodwill impairment charge, a $4.2 million impairment charge related to long-lived assets, $3.7 million of stock-based compensation, $3.2 million of depreciation and amortization, a $0.7 million provision related to our inventory reserve, partially offset by $1.9 million in deferred taxes. The main drivers of the changes in operating assets and liabilities were a $7.6 million increase in inventories and $2.1 million increase in other non-current assets, partially offset by a $1.2 million decrease in income taxes receivable, $0.6 million increase in accounts payable, and $0.4 million decrease in accounts receivable.

Investing Activities

Net cash used in investing activities relates primarily to capital expenditures, partially offset by proceeds from the sale of certain long-lived assets.

Net cash used in investing activities was $7.7 million in 2023, which consisted of purchases of property, plant, and equipment of $7.9 million, partially offset by proceeds from the sale of certain long-lived assets of $0.2 million.

Net cash used in investing activities was $28.1 million in 2022, which consisted of purchases of property, plant, and equipment.

Financing Activities

Net cash provided by financing activities primarily relates to proceeds from our Offerings, proceeds and payments related to our long-term debt, the exercise of stock options, issuance of common stock under our employee stock purchase plan, and other financing activities.

Net cash provided by financing activities was $12.8 million in 2023, which was primarily attributable to net proceeds from the Offerings of $22.5 million and proceeds from financed insurance premiums of $1.0 million, partially offset by repayment of long-term debt of $10.0 million, repayment of financed insurance premiums of $0.6 million, and payment of offering costs of $0.4 million related to the ATM Facility. We also received proceeds of $0.1 million from the exercise of stock options and $0.3 million from issuance of common stock under our employee stock purchase plan.

Net cash provided by financing activities was $10.3 million in 2022, which was primarily attributable to proceeds from long-term debt of $10.1 million, partially offset by payment of debt issuance costs of $0.2 million and payment of exit fee costs of $0.1 million related to our debt refinancing. We also received proceeds of $0.1 million from the exercise of stock options and $0.3 million from issuance of common stock under our employee stock purchase plan.

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

Intangible Assets and Other Long-Lived Assets

We review our definite-lived intangible assets and other long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of these assets may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated. Significant judgment is required to estimate the amount and timing of future cash flows and the relative risk of achieving those cash flows. The key assumptions that we use in our discounted cash flow model are the amount and timing of estimated future cash flows to be generated by the asset over an extended period of time and a rate of return that considers the relative risk of achieving the cash flows, the time value of money, and other factors that a willing market participant would consider.

Indefinite lived intangible assets are also subject to an impairment test at least annually, as of October 1, or more frequently if events or circumstances indicate that it is more likely than not that the asset is impaired. If the fair value of the asset is less than the carrying amount, an impairment loss would be recognized in an amount equal to the difference between the carrying amount and the fair value. We determined that as of December 31, 2023, the fair value of our indefinite lived intangible assets was less than the carrying amount. As a result we recorded a $2.2 million impairment charge during the year ended December 31, 2023 related to our tradename, with no comparable charges in 2022. Refer to “Notes to Financial Statements—Note 8. Intangible Assets, Net,” in our financial statements for details regarding the impairment.

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

Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. Additionally, all disclosure requirements under the guidance are also required for public entities with a single reportable segment. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact of this standard to determine its impact on our disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure in the rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciliation items in some categories if the items meet a quantitative threshold. The guidance also requires disclosure of income taxes paid, net of refunds, disaggregated by federal (national), state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold. The guidance is effective for fiscal years beginning after December 15, 2024. We are currently evaluating the impact of this standard to determine its impact on our disclosures.

Recent Securities and Exchange Commission (SEC) Final Rules Not Yet Adopted

In March 2024, the SEC adopted final rules under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors, which requires registrants to provide certain climate-related information in their registration statements and annual reports. The rules require information about a registrant’s climate-related risks that have materially impacted, or are reasonably likely to have a material impact on its business, results of operations, or financial condition. In addition, certain disclosures related to severe weather events and other natural conditions will be required in the registrant’s audited financial statements. Disclosure requirements will begin phasing in for fiscal years beginning on or after January 1, 2025. We are currently evaluating the impact of these new final rules on our financial statements and disclosures.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based upon our evaluation of the Company’s disclosure controls and procedures, as of December 31, 2023, the CEO and the CFO concluded that the disclosure controls are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms.

Internal Control Over Financial Reporting

Management's Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

Attestation of Independent Registered Public Accounting Firm

Our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

Changes in Internal Control Over Financial Reporting

Except for the remediation of material weakness described below, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of the Prior Year Material Weakness

During the audit of our financial statements, for the fiscal years ended December 31, 2022, we and our independent registered public accounting firm identified a material weakness related to our accounting for income taxes due to errors identified and resulting adjustments recorded in the same period. Specifically, the Company did not have the appropriate complement of tax resources commensurate with the nature and complexity associated with the Company’s income tax accounting process which lead to adjustments to correct errors in our accounting for income taxes during the same period. Our audited financial statements presented income taxes in accordance with GAAP, however, such adjustments amounted to a material weakness. The material weakness remained un-remediated as of December 31, 2022.

As a result of this material weakness, we engaged a new accounting firm with specific income tax accounting experience necessary to assist with our accounting for income taxes as well as implementing and adopting additional controls and procedures. These changes and the remediation of this material weaknesses identified, were completed during the quarter ended December 31, 2023.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The information required by this Item will be contained in our definitive proxy statement on Schedule 14A to be filed with the SEC in connection with our 2023 Annual Meeting of the Stockholders (the Proxy Statement), which we expect to file not later than 120 days after the end of our fiscal year ended December 31, 2023, and is incorporated in this Annual Report on Form 10-K by reference.

Item 11. Executive Compensation.

The information required by this Item will be contained in our Proxy Statement, which we expect to file not later than 120 days after the end of our fiscal year ended December 31, 2023, and is incorporated in this report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be contained in our Proxy Statement, which we expect to file not later than 120 days after the end of our fiscal year ended December 31, 2023, and is incorporated in this report by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be contained in our Proxy Statement, which we expect to file not later than 120 days after the end of our fiscal year ended December 31, 2023, and is incorporated in this report by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be contained in our Proxy Statement, which we expect to file not later than 120 days after the end of our fiscal year ended December 31, 2023, and is incorporated in this report by reference.

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
1.1

Common Stock Sales Agreement, dated March 30, 2023, by and between Cowen and Company, LLC and Alpha Teknova, Inc. (incorporated by reference to Exhibit 1.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 30, 2023).

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

4.3

Description of the Registrant’s capital stock (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 30, 2023).

4.4

Common Warrant to Purchase Common Stock of Alpha Teknova, Inc. issued to MidCap Funding XXVII on March 8, 2024 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 11, 2024).

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

10.15	+*	Alpha Teknova, Inc. Annual Incentive Bonus Plan
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

10.21

First Amendment to the Commercial Lease Agreement between Ken and Jill Gimelli, LLC and Alpha Teknova, Inc, dated December 1, 2022 (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 30, 2023).

10.22	+

Alpha Teknova, Inc. Executive Severance and Change in Control Plan (incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-256795 filed with the SEC on June 21, 2021).

10.23	§

Amended and Restated Credit and Security Agreement (Term Loan), dated as of May 10, 2022, by and among Alpha Teknova, Inc. and MidCap Financial Trust, as agent and as a lender, and the additional lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on May 11, 2022).

10.24	§

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

10.25	§

Amendment No. 2, dated as of March 28, 2023, to the Amended and Restated Credit and Security Agreement (Term Loan), dated as of May 10, 2022, and as amended on November 8, 2022 by and among Alpha Teknova, Inc. and MidCap Financial Trust, as agent and as a lender, and the additional lenders from time to time party thereto (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 30, 2023).

10.26	§

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

10.27	§

Limited Waiver and Amendment No. 4 dated as of September 19, 2023, to the Amended and Restated Credit and Security Agreement (Term Loan), dated as of May 10, 2022, and as amended on November 8, 2022, March 28, 2023, and July 13, 2023 by and among Alpha Teknova, Inc. and MidCap Financial Trust, as agent and as a lender, and the additional lenders from time to time party thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 19, 2023).
10.28	§

Limited Waiver and Amendment No. 5 dated as of March 8, 2023, to the Amended and Restated Credit and Security Agreement (Term Loan), dated as of May 10, 2022, and as amended on November 8, 2022, March 28, 2023, July 13, 2023, and September 19, 2023 by and among Alpha Teknova, Inc. and MidCap Financial Trust, as agent and as a lender, and the additional lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 11, 2024).

10.29	§

Amended and Restated Credit and Security Agreement (Revolving Loan), dated as of May 10, 2022, by and among Alpha Teknova, Inc. and MidCap Financial Trust, as agent and as a lender, and the additional lenders from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on May 11, 2022).

10.30	§

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

10.31	§

Amendment No. 2, dated as of March 28, 2023, to the Amended and Restated Credit and Security Agreement (Revolving Loan), dated as of May 10, 2022, and as amended November 8, 2022 by and among Alpha Teknova, Inc. and MidCap Financial Trust, as agent and as a lender, and the additional lenders from time to time party thereto (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 30, 2023).

10.32	§

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

10.33	§

Limited Waiver and Amendment No. 4 dated as of September 19, 2023 to the Amended and Restated Credit and Security Agreement (Revolving Loan), dated as of May 10, 2022, and as amended November 8, 2022, March 28, 2023, and July 13, 2023 by and among Alpha Teknova, Inc. and MidCap Financial Trust, as agent and as a lender, and the additional lenders from time to time party thereto (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 19, 2023).

10.34	§

Limited Waiver and Amendment No. 5 dated as of March 8, 2024 to the Amended and Restated Credit and Security Agreement (Revolving Loan), dated as of May 10, 2022, and as amended November 8, 2022, March 28, 2023, July 13, 2023, and September 19, 2023 by and among Alpha Teknova, Inc. and MidCap Financial Trust, as agent and as a lender, and the additional lenders from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 11, 2024).

10.35	§

Form of Securities Purchase Agreement, dated September 15, 2023 (Registered Direct Offering) (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on September 19, 2023).

10.36	§

Form of Securities Purchase Agreement, dated September 15, 2023 (PIPE Private Placement) (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on September 19, 2023).

10.37		Form of Registration Rights Agreement, dated September 15, 2023 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the SEC on September 19, 2023).
10.38	*	Summary of Teknova's Non-Employee Director Compensation Policy.
23.1	*	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.
24.1	*	Power of Attorney (see page 78 of this Annual Report on Form 10-K).
31.1	*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
97	*	Policy Relating to Recovery of Erroneously Awarded Compensation
101.INS		Inline XBRL Instance Document
101.SCH		Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104		Cover Page Interactive Data File, formatted in Inline XBRL

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.
#	Certain confidential information contained in this Exhibit has been omitted because it is both (i) not material and (ii) of the type that the Registrant treats as private or confidential.
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

Alpha Teknova, Inc.

Date: March 26, 2024	By:	/s/ Stephen Gunstream
Stephen Gunstream
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stephen Gunstream	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 26, 2024
Stephen Gunstream

/s/ Matt Lowell	Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2024
Matt Lowell

/s/ Paul Grossman	Chairman of the Board	March 26, 2024
Paul Grossman

/s/ Irene Davis	Director	March 26, 2024
Irene Davis

/s/ Ted Davis	Director	March 26, 2024
Ted Davis

/s/ Martha J. Demski	Director	March 26, 2024
Martha J. Demski

/s/ Alexander Herzick	Director	March 26, 2024
Alexander Herzick

/s/ J. Matthew Mackowski	Director	March 26, 2024
J. Matthew Mackowski

/s/ Brett Robertson	Director	March 26, 2024
Brett Robertson

/s/ Alexander Vos	Director	March 26, 2024
Alexander Vos

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Alpha Teknova, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Alpha Teknova, Inc. as of December 31, 2023 and December 31, 2022, the related statements of operations, stockholders’ equity and cash flows for the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has an accumulated deficit, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

San Jose, CA

March 26, 2024

ALPHA TEKNOVA, INC.

Statements of Operations

(in thousands, except share and per share data)

	For the Year Ended December 31,
	2023	2022
Revenue	$36,684	$41,420
Cost of sales	26,388	23,944
Gross profit	10,296	17,476
Operating expenses:
Research and development	5,567	7,737
Sales and marketing	9,330	9,151
General and administrative	25,450	28,298
Amortization of intangible assets	1,148	1,148
Goodwill impairment	—	16,613
Tradename impairment	2,169	—
Long-lived assets impairment	2,195	4,188
Total operating expenses	45,859	67,135
Loss from operations	(35,563)	(49,659)
Other (expenses) income, net
Interest (expense) income, net	(833)	213
Other income, net	142	55
Loss on extinguishment of debt	(824)	—
Total other (expenses) income, net	(1,515)	268
Loss before income taxes	(37,078)	(49,391)
Benefit from income taxes	(298)	(1,923)
Net loss	$(36,780)	$(47,468)
Net loss per share—basic and diluted	$(1.16)	$(1.69)
Weighted average shares used in computing net loss per share—basic and diluted	31,819,776	28,083,563

The accompanying notes are an integral part of these financial statements.

ALPHA TEKNOVA, INC.

Balance Sheets

(in thousands, except share and per share data)

	As of December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$28,484	$42,236
Accounts receivable, net of allowance for doubtful accounts of $20 thousand and $22 thousand	3,948	4,261
Inventories, net	11,594	12,247
Income taxes receivable	—	22
Prepaid expenses and other current assets	1,634	2,374
Total current assets	45,660	61,140
Property, plant, and equipment, net	50,364	51,577
Operating right-of-use lease assets	16,472	19,736
Intangible assets, net	14,239	17,556
Other non-current assets	1,852	2,252
Total assets	$128,587	$152,261
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,493	$2,449
Accrued liabilities	5,579	6,203
Current portion of operating lease liabilities	1,803	2,223
Total current liabilities	8,875	10,875
Deferred tax liabilities	919	1,223
Other accrued liabilities	102	191
Long-term debt, net	13,251	21,976
Long-term operating lease liabilities	15,404	18,111
Total liabilities	38,551	52,376
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized at December 31, 2023 and December 31, 2022, respectively, zero shares issued and outstanding at December 31, 2023 and December 31, 2022	—	—
Common stock, $0.00001 par value, 490,000,000 shares authorized at December 31, 2023 and December 31, 2022, respectively, 40,793,848 and 28,179,423 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	181,822	154,891
Accumulated deficit	(91,786)	(55,006)
Total stockholders’ equity	90,036	99,885
Total liabilities and stockholders’ equity	$128,587	$152,261

The accompanying notes are an integral part of these financial statements.

ALPHA TEKNOVA, INC.

Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
Successor	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2022	28,012,017	$—	$150,741	$(7,538)	$143,203
Stock-based compensation	—	—	3,711	—	3,711
Issuance of common stock upon exercise of stock options	118,900	—	145	—	145
Issuance of common stock under employee stock purchase plan	48,506	—	294	—	294
Net loss	—	—	—	(47,468)	(47,468)
Balance at December 31, 2022	28,179,423	—	154,891	(55,006)	99,885
Stock-based compensation	—	—	4,137	—	4,137
Issuance of common stock upon exercise of stock options	51,774	—	76	—	76
Issuance of common stock under employee stock purchase plan	148,102	—	252	—	252
Vesting of restricted stock units	28,071	—	—	—	—
Equity financing, net of issuance costs	12,386,478	—	22,466		22,466
Net loss	—	—	—	(36,780)	(36,780)
Balance at December 31, 2023	40,793,848	$—	$181,822	$(91,786)	$90,036

The accompanying notes are an integral part of these financial statements.

ALPHA TEKNOVA, INC.

Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2023	2022
Operating activities:
Net loss	$(36,780)	$(47,468)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	21	25
Inventory reserve	323	697
Depreciation and amortization	5,660	3,165
Stock-based compensation	4,137	3,711
Deferred taxes	(304)	(1,930)
Amortization of debt financing costs	498	278
Non-cash lease expense	137	329
Loss on disposal of property, plant, and equipment	57	326
Goodwill impairment	-	16,613
Tradename impairment	2,169	-
Long-lived assets impairment	2,195	4,188
Loss on extinguishment of debt	824	-
Changes in operating assets and liabilities:
Accounts receivable	292	380
Inventories	330	(7,550)
Income taxes receivable	22	1,166
Prepaid expenses and other current assets	131	64
Other non-current assets	400	(2,072)
Accounts payable	(773)	572
Accrued liabilities	1,936	188
Other	(89)	(82)
Cash used in operating activities	(18,814)	(27,400)
Investing activities:
Proceeds from sale of property, plant, and equipment	197	—
Purchases of property, plant, and equipment	(7,934)	(28,149)
Cash used in investing activities	(7,737)	(28,149)
Financing activities:
Proceeds from equity financing, net	22,503	—
Repayment of long-term debt	(10,000)	—
Proceeds from financed insurance premiums	1,004	—
Repayment of financed insurance premiums	(594)	—
Proceeds from long-term debt	—	10,135
Payment of debt issuance costs	(47)	(172)
Payment of exit fee costs	—	(135)
Payment of at-the-market facility costs	(395)	—
Proceeds from exercise of stock options	76	145
Proceeds from issuance of common stock under employee stock purchase plan	252	294
Cash provided by financing activities	12,799	10,267
Change in cash and cash equivalents	(13,752)	(45,282)
Cash and cash equivalents at beginning of period	42,236	87,518
Cash and cash equivalents at end of period	$28,484	$42,236
Supplemental cash flow disclosures:
Income taxes paid	$-	$-
Interest paid, net of amounts capitalized	$1,749	$101
Offering costs included in accounts payable	$37	$-
Capitalized property, plant, and equipment included in accounts payable and accrued liabilities	$51	$2,237
Recognition of operating right-of-use lease asset	$(1,137)	$22,094
Recognition of operating lease liabilities	$(1,193)	$22,363

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

The Company’s controlling stockholder, Telegraph Hill Partners Management Company LLC, through its affiliates Telegraph Hill Partners IV, L.P. and THP IV Affiliates Fund, LLC, the Company’s President and Chief Executive Officer and a member of its board of directors, Stephen Gunstream, the Company’s Chief Financial Officer, Matthew Lowell, and the Company’s General Counsel and Chief Compliance Officer, Damon Terrill, and the Mackowski Family Trust, which is affiliated with J. Matthew Mackowski, a member of the Company’s board of directors, participated in the PIPE Private Placement and purchased an aggregate of 9,054,052 shares of common stock on the same terms as the other investors.

The Company received aggregate gross proceeds of $22.915 million from the Registered Direct Offering and PIPE Private Placement (collectively, the Offerings), before deducting offering expenses related to the Offerings. As of December 31, 2023, $0.4 million of costs directly related to these Offerings were included as a reduction to additional paid-in capital on the balance sheet.

The Offerings closed on September 19, 2023.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Accounting, Presentation, and Use of Estimates

The accompanying financial statements and related notes are prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain amounts of assets and liabilities, and disclosures of assets and liabilities, at the date of each financial statement, and the reported amount of revenues and expenses during the reporting period. Significant items that are subject to such estimates and assumptions include, but are not limited to, the revenue recognition, impairment of long-lived assets and intangible assets, valuation of share-based payment awards, and income taxes. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions.

Going Concern

Accounting Standards Codification (ASC) 205-40, Presentation of Financial Statements—Going Concern, requires management to evaluate an entity’s ability to continue as a going concern for the twelve-month period following the date on which the financial statements are available for issuance. Management performed an assessment to determine whether there were conditions or events that, considered individually and in the aggregate, raised substantial doubt about the Company’s ability to continue as a going concern for the twelve-month period following the date on which the accompanying financial statements are being issued. This assessment indicated certain negative conditions and events, described further below, that raise substantial doubt about the Company’s ability to continue as a going concern.

As of December 31, 2023, the Company had limited capital resources to fund ongoing operations. During the year ended December 31, 2023, Teknova incurred net losses of $36.8 million. In addition, as of December 31, 2023, the Company had an accumulated deficit of $91.8 million and a total principal amount of outstanding borrowings of $12.1 million. As of December 31, 2023, the Company had $36.8 million of working capital, which included $28.5 million in cash and cash equivalents. The Company’s available capital resources may not be sufficient for the Company to continue to meet its obligations as they become due over the next twelve months if the Company cannot improve its operating results or increase its operating cash inflows. If these capital resources are not sufficient, the Company may need to raise additional capital through the sale of equity or debt securities, enter into strategic business collaboration agreements with other companies, seek other funding facilities, or sell assets. However, there can be no assurance that the Company will be able to accomplish any of the foregoing or do so on favorable terms. If the Company is unable to meet its obligations when they become due over the next twelve months through its available capital resources, or obtain new sources of capital when needed, the Company may have to delay expenditures, reduce the scope of its manufacturing operations, reduce or eliminate one or more of its development programs, make significant changes to its operating plan, or cease its operations.

As disclosed in Note. 17. Subsequent Events, the Company is subject to certain financial covenants as set forth in the Amended Credit Agreement (defined in Note 17). These financial covenants include (i) a trailing twelve months minimum net revenue covenant that must be met each calendar month, and (ii) a requirement to maintain a minimum level of cash at all times through the term of the Amended Credit Agreement. To the extent the Company continues to experience unfavorable market conditions, like other companies in the industry, the Company believes it may be unable to comply with the trailing twelve months revenue covenant during the twelve-month period following the date on which the financial statements are available for issuance. Failing to comply with the monthly revenue covenant would be an event of default under the Amended Credit Agreement and the lender would have the right, but not the obligation, to accelerate the Company’s obligations to pay the outstanding balance due and payable under the Term Loan (defined in Note 10). If the Company violates one or more of its covenants under the Amended Credit Agreement and is not able to obtain a waiver from or agree to an accommodation with the lender with respect to any such violation, the Company could be required to pay all or a portion of the outstanding amount under the Term Loan. In that event, the Company may need to seek other sources of capital and there can be no assurances that the Company would be able to do so on acceptable terms.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and the satisfaction of liabilities in the normal course of business for one year following the issuance of these audited financial statements. As such, the accompanying financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

Concentrations of Credit Risk

Teknova’s financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash with high-quality banking institutions. At times, the Company’s cash balances may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit. Teknova’s cash equivalents consist primarily of money market funds and U.S. Treasuries. Teknova extends credit to customers based on its evaluation of the customer’s financial condition and routinely communicates with its customers regarding payments. The Company has a history of limited write-offs, and therefore believes that its accounts receivable credit risk exposure is low. For information regarding the Company’s significant customers and suppliers, see Note 4. Concentrations of Risk.

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

Capitalized Software Implementation Costs

Teknova capitalizes certain implementation costs incurred under a cloud computing hosting arrangement. Costs incurred during the application development stage related to the implementation of the hosting arrangement are capitalized and included within other assets on the accompanying balance sheets. Amortization of capitalized implementation costs is recognized on a straight-line basis over the expected term of the associated hosting arrangement when it is ready for its intended use. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. As of December 31, 2023 and 2022, Teknova had capitalized software implementation costs of $1.8 million and $2.2 million, respectively, which were included within other non-current assets in the accompanying financial statements. Amortization expense related to capitalized implementation costs for the years ended December 31, 2023 and 2022 were $0.4 million and $0.1 million, respectively, which were included within operating expenses in the accompanying financial statements.

Property, Plant, and Equipment

Teknova records property, plant, and equipment at fair value when it is acquired in a business combination or at cost for all other purchases of property, plant, and equipment. Property, plant, and equipment is depreciated over the estimated useful lives of the assets, using the straight-line method. Any leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life of the asset or the estimated remaining life of the lease. Costs for repairs and maintenance that do not significantly increase the value or estimated lives of property, plant, and equipment are expensed as incurred. Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheets, and the resulting gain or loss is reflected in the statements of operations.

The estimated useful lives of the major classes of property and equipment are as follows:

Estimated Useful Lives
Machinery and equipment	5 – 15 years
Office furniture and equipment	3 – 7 years
Vehicles	5 years
Leasehold improvements	3 – 15 years

Impairment of Long-Lived Assets

Teknova evaluates its long-lived assets for impairment when events or changes in circumstances indicate a possible inability to recover carrying amounts. Recoverability is assessed by comparing the carrying value of the assets to estimated undiscounted future cash flows expected to be generated by the assets. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated during the life of those assets are less than the assets’ carrying amounts. If an asset is impaired, the loss is measured as the amount by which the asset’s carrying value exceeds its fair value. For each of the years ended December 31, 2023 and 2022, the Company recorded impairments of its long-lived assets, see Note 6. Property, Plant, and Equipment, Net.

Intangible Assets

Teknova’s intangible assets consist of the Teknova trade name and the Company’s customer relationships.

Indefinite lived intangible assets are not amortized but are tested for impairment at least annually as of October 1, or more frequently if events or circumstances indicate that it is more likely than not that an asset is impaired. If the fair value of the asset is less than its carrying amount, an impairment charge would be recognized in an amount equal to the difference between the carrying amount and the fair value.

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

During the year ended December 31, 2023, the Company impaired its indefinite lived intangible asset. See Note 8. Intangible Assets, Net. During the year ended December 31, 2022, the Company fully impaired its goodwill, see Note 8. Intangible Assets, Net. No other intangible assets were impaired during the year ended December 31, 2023 and 2022.

Leases

The Company determines if an arrangement is an operating lease at a lease’s inception. Leases with an initial term of 12 months or fewer are not recorded on the balance sheet. All other operating leases are recorded on the balance sheet with a corresponding operating lease asset, net, representing the right to use the underlying asset for the lease term and the operating lease liabilities representing the obligation to make lease payments arising from the lease. The Company’s lease agreements do not contain any material residual value guarantees or restrictive covenants.

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
▪
Allocation of the transaction price to the performance obligations in the contract
▪
Recognition of revenue when, or as, the company satisfies a performance obligation

Teknova recognizes revenue from the sale of manufactured products and services when the Company transfers control of promised goods or services to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Control is transferred when the customer has the ability to direct the use of and obtain benefits from the goods or services. The majority of the Company’s sales agreements contain performance obligations satisfied at a point in time when control is transferred to the customer.

Teknova’s sales are made directly to customers or through distributors, generally under agreements with payment terms typically shorter than 90 days and, in no case exceeding one year. Therefore, Teknova’s contracts do not contain a significant financing component. Sales, value add, and other taxes collected concurrent with revenue are excluded from sales. The Company records amounts billed to customers for shipping and handling in a sales transaction as revenue. Shipping and handling costs are included in general and administrative expenses as revenue is recognized. Shipping and handling costs for the years ended December 31, 2023 and 2022 were $1.2 million and $1.4 million, respectively.

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

Sales and Marketing Expenses

The Company’s sales and marketing expenses primarily consist of employee-related expenses, including salaries, benefits, and stock-based compensation expense for sales and marketing employees, expenses related to occupancy costs, brand strategy, website, content, and collateral. The Company expenses advertising costs as incurred. Advertising expenses are included in sales and marketing expenses in the accompanying financial statements. Advertising expenses were $0.1 million and not significant in the years ended December 31, 2023 and 2022, respectively.

General and Administrative Expenses

The Company’s general and administrative expenses primarily consist of costs associated with executive and administrative staff, and other expenses such as shipping charges, professional service fees, occupancy costs, IT systems, insurance, depreciation, and stock-based compensation expense for executive and administrative staff.

Reduction in Workforce

On February 1, 2023, the Company carried out a reduction in workforce of approximately 40 positions, aimed at reducing operating expenses. The Company incurred $0.7 million of costs in connection with the reduction in workforce related to severance pay and other termination benefits. The costs associated with the reduction in workforce were recorded in the quarter ended March 31, 2023, in general and administrative expenses in the accompanying financial statements.

At-the-Market Facility

On March 30, 2023, the Company entered into a sales agreement (the ATM Facility) with Cowen and Company, LLC (Cowen), under which the Company may offer and sell, from time to time, shares of its common stock having aggregate gross proceeds of up to $50.0 million. The issuance and sale of these shares pursuant to the ATM Facility are deemed “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the Securities Act), and are registered under the Securities Act. The Company will pay a commission of up to 3.0% of gross sales proceeds of any common stock sold under the ATM Facility. The aggregate market value of shares eligible for sale under the ATM Facility will be subject to the limitations of General Instruction I.B.6 of

Form S-3, to the extent required under such instruction. Following the capital raise through offerings described in Note 1. Nature of the Business, costs capitalized related to the ATM Facility of $0.4 million were written off during the quarter ended September 30, 2023, and reflected in general and administrative expenses in the accompanying financial statements.

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

Employee Benefit Plans

Teknova has a salary deferral 401(k) plan (the 401(k) Plan) covering substantially all employees. Contributions by the Company to the 401(k) Plan for the years ended December 31, 2023 and 2022 were $0.7 million and $0.6 million, respectively. Contributions payable as of December 31, 2023 and 2022, of $0.1 million and $0.1 million, respectively, are included within accrued liabilities in the accompanying financial statements.

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

Teknova accounts for unrecognized tax benefits based upon its assessment of whether tax benefits are more likely than not to be sustained upon examination by tax authorities. The Company reports a liability for unrecognized tax benefits taken, or expected to be taken, in a tax return and recognizes associated interest and penalties, if any, in income tax expense. Unrecognized tax benefits as of December 31, 2023 were $0.1 million and as of December 31 2022 were not significant.

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

Recently Adopted Accounting Pronouncements

Effective January 1, 2023, the Company adopted Accounting Standard Update (ASU) No. 2016-13, Financial Instruments—Credit Losses (Topic 326), which introduced a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses and applied to the Company’s accounts receivable. The adoption of this standard did not have a significant impact on the Company’s financial statements.

Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. Additionally, all disclosure requirements under the guidance are also required for public entities with a single reportable segment. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of this standard to determine its impact on the Company’s disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure in the rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciliation items in some categories if the items meet a quantitative threshold. The guidance also requires disclosure of income taxes paid, net of refunds, disaggregated by federal (national), state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold. The guidance is effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of this standard to determine its impact on the Company’s disclosures.

Recent Securities and Exchange Commission (SEC) Final Rules Not Yet Adopted

In March 2024, the SEC adopted final rules under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors, which requires registrants to provide certain climate-related information in their registration statements and annual reports. The rules require information about a registrant’s climate-related risks that have materially impacted, or are reasonably likely to have a material impact on its business, results of operations, or financial condition. In addition, certain disclosures related to severe weather events and other natural conditions will be required in the registrant’s audited financial statements. Disclosure requirements will begin phasing in for fiscal years beginning on or after January 1, 2025. The Company is currently evaluating the impact of these new final rules on its financial statements and disclosures.

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

Clinical Solutions

Teknova is ISO 13485:2016 certified, enabling the Company to meet the quality system regulation of products for use as components in diagnostic and therapeutic products manufactured by the Company's customers. Teknova believes that its Clinical Solutions products are used in the production of protein therapies, gene therapies, mRNA vaccines, and diagnostic kits. The Clinical Solutions portion of our business includes: liquid cell culture media and supplements for cellular expansion and molecular biology reagents for sample manipulation, resuspension, and purification.

Teknova’s revenue, disaggregated by product category, was as follows (in thousands):

	For the Year Ended December 31,
	2023	2022
Lab Essentials	$28,800	$31,772
Clinical Solutions	6,738	8,445
Other	1,146	1,203
Total revenue	$36,684	$41,420

Teknova’s revenue, disaggregated by geographic region, was as follows (in thousands):

	For the Year Ended December 31,
	2023	2022
United States	$35,000	$40,103
International	1,684	1,317
Total revenue	$36,684	$41,420

Note 4. Concentrations of Risk

Customers

Customers who accounted for 10% or more of the Company's revenues and outstanding balance of accounts receivable are presented as follows:

	For the Year Ended December 31,		As of December 31,
	2023	2022	2023	2022
Distributor customer A	18%	15%	16%	17%
Distributor customer B	*	*	*	15%

* Represents less than 10%.

The Company's customers that are distributors, as opposed to direct customers, represent highly diversified customer bases.

Suppliers

Suppliers who accounted for 10% or more of the Company's inventory purchases and outstanding balance of accounts payable are presented as follows:

	For the Year Ended December 31,		As of December 31,
	2023	2022	2023	2022
Distributor supplier A	40%	37%	18%	11%
Direct supplier A	*	14%	*	*
Direct supplier B	*	12%	*	*
Direct supplier C	10%	*	*	*

* Represents less than 10%.

The Company’s suppliers that are distributors, as opposed to direct suppliers, represent highly diversified supplier bases.

Note 5. Inventories, Net

Inventories consist of the following (in thousands):

	As of December 31,
	2023	2022
Finished goods, net	$8,573	$8,368
Work in process	47	186
Raw materials, net	2,974	3,693
Total inventories, net	$11,594	$12,247

Note 6. Property, Plant, and Equipment, Net

Property, plant, and equipment consist of the following (in thousands):

	As of December 31,
	2023	2022
Machinery and equipment	$30,082	$19,433
Office furniture and equipment	842	628
Vehicles	291	229
Leasehold improvements	24,673	12,093
	55,888	32,383
Less—Accumulated depreciation	(7,528)	(4,520)
	48,360	27,863
Construction in progress	2,004	23,714
Total property, plant, and equipment, net	$50,364	$51,577

Depreciation expense related to property, plant, and equipment recorded for the years ended December 31, 2023 and 2022 was $4.5 million and $2.0 million, respectively.

Teknova capitalizes interest on funds borrowed to finance certain of its capital expenditures. Capitalized interest is recorded as part of an asset’s cost and depreciated over the asset’s useful life. Capitalized interest costs were $0.9 million and $1.6 million for the years ended December 31, 2023 and 2022, respectively.

In June 2023, the Company identified circumstances that indicated certain of its machinery and equipment may not be fully recoverable. Specifically, these circumstances included changes in the market price of the asset group, continued losses, and an expectation that, more likely than not, the long-lived assets in question would be sold or otherwise disposed of significantly before the end of their previously estimated useful life. The Company reviewed the recoverability of the carrying value of these assets and determined that their carrying value exceeded their fair value. The fair value of these assets was measured employing cost and market approaches, using Level 3 inputs under ASC 820, Fair Value Measurement. Unobservable inputs included salvage value estimates, replacement or reproduction cost estimates, as well as consideration of physical deterioration, and functional and economic obsolescence, where measurable. As a result of this fair value analysis, an impairment charge of $2.2 million was recorded related to these long-lived assets in the quarter ended June 30, 2023. Subsequently, the Company sold these assets during the quarter ended September 30, 2023 at an amount that approximated carrying value after the impairment charges recorded.

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

Unobservable inputs included salvage value estimates, replacement or reproduction cost estimates as well as consideration of physical deterioration, functional and economic obsolescence, where measurable. As a result of this fair value analysis, an impairment charge of $4.2 million was recorded during the year ended December 31, 2022 related to these long-lived assets. Carrying value after the impairment charges approximates fair value.

Note 7. Leases

The Company leases office space, warehouse and manufacturing space, and equipment. The Company's lease agreements have remaining lease terms of one year to 14 years, and some of these leases have renewal and termination options exercisable at the Company’s election. Terms and conditions to extend or terminate such leases are recognized as part of the right-of-use assets and lease liabilities where reasonably certain to be exercised. All of the Company's leases are operating leases.

Operating lease expense was $2.9 million and $3.2 million for the years ended December 31, 2023 and 2022, respectively. Cash paid for amounts included in the measurement of the lease liabilities was $2.8 million in each of the years ended December 31, 2023 and 2022. The weighted-average discount rate was 5.0% and the weighted-average remaining lease term was 8.9 years as of December 31, 2023.

Maturities of operating lease liabilities at December 31, 2023, is as follows (in thousands):

Amount
2024	$2,601
2025	2,354
2026	2,413
2027	2,416
2028	2,265
Thereafter	9,652
Total lease payments	21,701
Less: imputed interest	(4,494)
Present value of lease liabilities	$17,207

Note 8. Intangible Assets, Net

The following is a summary of intangible assets with definite and indefinite lives (in thousands):

	Balance at December 31, 2023			Balance at December 31, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Definite Lived:
Customer relationships	$9,180	$5,691	$3,489	$9,180	$4,543	$4,637
Indefinite Lived:
Tradename(1)	10,750	—	10,750	12,919	—	12,919
Total intangible assets	$19,930	$5,691	$14,239	$22,099	$4,543	$17,556

(1) During the year ended December 31, 2023, a charge of $2.2 million was recorded on our indefinite lived tradename asset as such to reflect the impairment of the value ascribed to the indefinite lived tradename asset.

For each of the years ended December 31, 2023 and 2022 amortization expense was approximately $1.1 million.

The remaining weighted-average useful life of definite lived intangible assets is three years. The estimated future amortization expense of intangible assets with definite lives is as follows (in thousands):

Amount
2024	$1,148
2025	1,148
2026	1,148
2027	45
Estimated future amortization expense of definite-lived intangible assets	$3,489

In connection with the Company’s annual budgeting process, during the fourth quarter of 2023 the Company updated its 2024 budget to lower its financial projections in 2024 and beyond. Given the significance of the downward revisions to the Company’s forecast, primarily resulting from adverse industry and market conditions, an impairment test of Teknova’s indefinite lived tradename asset was performed as of December 31, 2023.

The fair value of the tradename was determined using the relief from royalty method. Significant assumptions under this method include forecasted revenues, royalty rate, discount rate, and terminal value. Fair values were determined using Level 3 inputs under ASC 820, Fair Value Measurement (ASC 820). Based on the impairment test performed, the Company determined that the Teknova tradename was impaired as of December 31, 2023. As a result, the Company recognized a $2.2 million non-cash impairment charge for the Teknova tradename during the fourth quarter ended December 31, 2023. The impairment charge represented the difference between the estimated fair value of the Company’s tradename and its carrying value. The carrying value of the indefinite lived tradename asset as of December 31, 2023 was $10.8 million. There was no impairment of the indefinite lived tradename asset during the year ended December 31, 2022.

There was no impairment of definite lived intangible assets during the years ended December 31, 2023 and 2022.

During the year ended December 31, 2022 the Company recorded a $16.6 million impairment charge related to goodwill. During the three months ended September 30, 2022, the market price of Teknova’s common stock and market capitalization declined significantly. Given the significance of this decline, the Company performed interim goodwill impairment testing.

The fair value of the Company was determined using a combination of an income approach and market approach. The income approach was based on the present value of future cash flows, which were derived from financial forecasts, and requires significant assumptions and judgment including, among others, a discount rate and a terminal value. Fair values were based on expected future cash flows using Level 3 inputs under ASC 820. The cash flows are those expected to be generated by the Company, discounted at the weighted average cost of capital. The present value of future cash flows was determined by discounting estimated future cash flows at an 18.0% weighted average cost of capital, which considers the risk of achieving the projected cash flows, long-term growth rate, the risk applicable to the Company, industry, and to the market as a whole.

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

The resulting estimated fair value was reconciled to the Company’s market capitalization. The reconciliation included an estimated implied control premium above the Company's market capitalization on September 30, 2022, of approximately 25%. Based on the results of the impairment test, the Company determined goodwill was fully impaired as of December 31, 2022.

Note 9. Accrued Liabilities

Accrued liabilities were comprised of the following (in thousands):

	As of December 31,
	2023	2022
Payroll-related	$3,826	$2,796
Property, plant, and equipment	—	1,966
Deferred revenue	16	198
Insurance premiums and accrued interest	409	—
Loss contingency accrual	300	—
Other	1,028	1,243
Total current accrued liabilities	$5,579	$6,203

On July 13, 2023, the Company entered into a financing agreement with First Insurance Funding for the financing of the Company's Directors and Officers (D&O) liability insurance and related policies. Under the terms of the financing agreement, the Company agreed to pay a total of $1.2 million in premiums, taxes and fees, plus interest at an annual percentage rate of 7.74% in ten monthly installment payments commencing on July 25, 2023. During the year ended December 31, 2023, the Company paid a down payment on the policy of $0.2 million to the insurer and an aggregate of $0.6 million in monthly installments to First Insurance Funding. As of December 31, 2023, the Company owed $0.4 million for insurance premiums and accrued interest.

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

On March 28, 2023, the Company entered into Amendment No. 2 to the Credit Agreement (Amendment No. 2) which (i) increased the applicable margin from 6.45% to 7.00% for the Term Loan and from 3.75% to 4.00% for the Revolver, and increased the Term SOFR floor from 1.00% to 4.50% on both the Term Loan and Revolver, (ii) gave the lenders discretion regarding the $10.0 million in borrowings in the second half of 2023 and the $10.0 million in borrowings in the first half of 2024 by removing the trailing twelve-month Clinical Solutions revenue requirement that was previously required under the Term Loan, (iii) removed the increase in the minimum cash covenant from $10.0 million to $15.0 million on the $10.0 million in borrowings in the first half of 2024, and added the $10.0 million minimum cash covenant requirement throughout the remaining term of the Credit Agreement, and (iv) reduced the requirements for trailing twelve months of net revenue for all future periods—for example, for the twelve months ending December 31, 2023, the minimum net revenue requirement was reduced from $45.0 million to $42.0 million. Concurrent with Amendment No. 2, the exit fee due on the date of termination of the Term Loan, or the date on which the obligations under the Term Loan become due and payable in full, increased from 7.00% percent to 8.50% of the total aggregate principal amount of term loans made pursuant to the Term Loan as of such date.

On July 13, 2023, the Company entered into Amendment No. 3 to the Credit Agreement (Amendment No. 3), which amended the definition of Permitted Debt in the Credit Agreement from $250,000 to $1,100,000 to allow for the financing of the Company's D&O liability insurance and related policies as described further in Note 9. Accrued Liabilities.

On September 19, 2023, the Company entered into Amendment No. 4 to the Credit Agreement (Amendment No. 4). As previously disclosed in our Form 10-Q for the period ended June 30, 2023, the Company determined that it was not in compliance with the trailing twelve months minimum net revenue covenant contained in the Credit Agreement as of July 31, 2023. Amendment No. 4 includes a waiver from MidCap of the revenue covenant violation for the period ending July 31, 2023. As a condition to the effectiveness of Amendment No. 4, the Company prepaid the principal amount of the Term Loan in an amount equal to $10.0 million (the Term Loan Prepayment). The Company recognized a loss on the extinguishment of debt in the amount of $0.8 million related to the Term Loan Prepayment in the accompanying financial statements. Amendment No. 4 reduced the minimum net revenue requirements for future periods up to and including for the twelve months ending December 31, 2025—for example, the Company’s minimum net revenue requirement was reduced (i) for the twelve months ending December 31, 2023, from $42.0 million to $36.5 million, (ii) for the twelve months ending December 31, 2024, from $49.0 million to $42.0 million, and (iii) for the twelve months ending December 31, 2025, from $58.8 million to $50.0 million. Amendment No. 4 also removed those requirements for the periods ending January 31, 2026 through March 31, 2027, instead requiring that for each applicable twelve-month period ending after December 31, 2025, the Company’s minimum net revenue requirement was to be determined by MidCap in its reasonable discretion in consultation with the Company’s senior management and based on financial statements and projections delivered to MidCap in accordance with the financial reporting requirements in Amendment No. 4, so long as the minimum net revenue requirements for those periods shall not be less than the greater of (x) the applicable minimum net revenue requirement for the twelve-month period ending on the last day of the immediately preceding month and (y) $50.0 million. In addition, the minimum cash covenant requirement was reduced from $10.0 million to $9.0 million.

Concurrent with Amendment No. 4, the exit fee due on the date of termination of the Term Loan, or the date on which the obligations under the Term Loan become due and payable in full, increased from 8.5% to 9.0% of the total aggregate principal amount of term loans made pursuant to the Term Loan (including amendments thereto) as of such date. The Company did not pay a prepayment fee in connection with the Term Loan Prepayment. Finally, Amendment No. 4 conditioned the next borrowing under the Revolving Loan on the Company achieving net revenue for the preceding twelve-month period of at least $45.0 million.

Long-term debt, net consists of the following (in thousands):

	As of December 31,
	2023	2022
Long-term debt	$12,135	$22,135
Cumulative accretion of exit fee	1,261	161
Unamortized debt discount and debt issuance costs	(145)	(320)
Long-term debt, net	$13,251	$21,976

At December 31, 2023, the scheduled maturities of the Company's debt obligations were as follows (in thousands):

Amount
2024	$—
2025	3,539
2026	6,068
2027	2,528
Total	$12,135

As of December 31, 2023, the fair value of the Company's long-term debt approximates its carrying value. The fair value of the Company's long-term debt was based on observable market inputs (Level 2).

Note 11. Stock-Based Compensation

Equity Incentive Plans

Teknova maintains stock incentive plans for the benefit of certain of Teknova's officers, directors, consultants and employees. The Company granted time-based and performance-based options to purchase common shares under both its 2016 Stock Plan, as amended (2016 Plan) and 2020 Equity Incentive Plan, as amended (2020 Plan). At the time the 2020 Plan became effective, no additional stock awards were granted or are able to be granted in the future under the 2016 Plan. In June 2021, the Company’s board of directors and the Company’s stockholders approved the 2021 Equity Incentive Plan (2021 Plan), which became effective in connection with the IPO. From and after the date on which the 2021 Plan became effective, no further grants were made or will be made under the 2020 Plan. At December 31, 2023, 3,193,511 shares of the Company's common stock remain available for future grants under the 2021 Plan.

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

Generally, the number of shares of the Company’s common stock that will be reserved for issuance under the 2021 Plan will automatically increase on January 1 of each year for a period of ten years, beginning on January 1, 2022, and continuing through January 1, 2031, in an amount equal to 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding year; provided, however, that the Company’s board of directors may act prior to January 1 of a given year to provide that the increase for such year will be a lesser number of shares of common stock. Effective January 1, 2024, an additional 1,631,753 new shares became available for issuance under the 2021 Plan.

Stock Options

The following table summarizes the stock option activity for the year ended December 31, 2023 (in thousands, except share and per share data):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	3,846,532	$7.02	8.31	$9,083
Granted	616,235	$5.03	—	—
Exercised	(51,774)	$1.47	—	—
Forfeited	(280,793)	$10.17	—	—
Expired	(88,393)	$14.34	—	—
Outstanding at December 31, 2023	4,041,807	$6.41	7.53	$5,159
Exercisable at December 31, 2023	2,201,714	$5.63	7.21	$3,692
Vested and expected to vest at December 31, 2023	3,757,125	$6.86	7.72	$4,226

The total intrinsic value of options exercised during the year ended December 31, 2023 and 2022 was $0.1 million and $0.9 million, respectively. The aggregate grant-date fair value of options vested during the year ended December 31, 2023 and 2022, was $4.7 million and $3.9 million, respectively.

Restricted Stock Units

The following table summarizes the restricted stock unit activity for the year ended December 31, 2023 (in thousands, except share and per share data):

	Number of Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	28,071	$7.43	0.42	$158
Granted	174,595	$4.93	—	—
Vested	(28,071)	$7.43	—	—
Forfeited	(18,815)	$3.93	—	—
Outstanding at December 31, 2023	155,780	$5.05	1.36	$581
Vested and expected to vest at December 31, 2023	155,780	$5.05	1.36	$581

The aggregate grant-date fair value of restricted stock units vested during the year ended December 31, 2023 and 2022, was $0.2 million and zero, respectively.

Employee Stock Purchase Plan

In June 2021, the Company’s board of directors and the Company’s stockholders, respectively, approved the Company’s 2021 Employee Stock Purchase Plan (the ESPP), which became effective in connection with the IPO. At December 31, 2023, 656,134 shares of the Company’s common stock remain available for issuance under the ESPP. The number of shares of the Company’s common stock that will be reserved for issuance will automatically increase on January 1 of each year for a period of ten years, beginning on January 1, 2022, and continuing through January 1, 2031, by the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year; and (ii) 319,911 shares (subject to adjustments for stock splits, dividends, combinations of shares, exchanges of shares, and other “Capitalization Adjustments”, as defined in the ESPP), except before the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). Effective January 1, 2024, an additional 319,911 new shares became available for issuance under the ESPP.

Generally, all regular employees, including executive officers, employed by the Company will be eligible to participate in the ESPP and to contribute, normally through payroll deductions, up to 15% of their earnings (as defined in the ESPP) for the purchase of the Company’s common stock under the ESPP. Unless otherwise determined by the Company’s board of directors, shares of the Company’s common stock will be purchased for the accounts of employees participating in the Company’s ESPP at a price per share equal to the lesser of (i) 85% of the fair market value of a share of the Company’s common stock on the first day of an offering; or (ii) 85% of the fair market value of a share of the Company’s common stock on the date of purchase. Offering periods are generally six months long. Beginning on May 15, 2023, offering periods begin on June 1 and December 1 of each year. Prior to this time, offering periods began on May 15 and November 15 of each year.

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

The weighted average assumptions used in the Black-Scholes option-pricing model are as follows:

	For the Year Ended December 31,
	Employee Stock Option Plans		Employee Stock Purchase Plan
	2023	2022	2023	2022
Estimated dividend yield	-%	-%	-%	-%
Weighted-average expected stock price volatility	35.10%	33.77%	32.00%	43.00%
Weighted-average risk-free interest rate	4.14%	2.79%	5.37%	3.70%
Expected average term of options (in years)	5.95	6.25	0.50	0.50
Weighted-average fair value of common stock	$5.03	$11.14	$2.88	$7.20
Weighted-average fair value per option	$2.11	$4.18	$0.72	$1.96

Summary of Stock-Based Compensation Expense

Stock-based compensation expense included in the accompanying financial statements was as follows (in thousands):

	For the Year Ended December 31,
	2023	2022
Cost of sales	$142	$147
Research and development	162	187
Sales and marketing	660	504
General and administrative	3,173	2,873
Total stock-based compensation expense	$4,137	$3,711

Stock-based compensation expense related to stock options was $3.7 million and $3.5 million for the years ended December 31, 2023 and 2022, respectively. Unrecognized compensation expense related to stock options was $6.5 million at December 31, 2023, which is expected to be recognized as expense over the weighted-average period of 2.82 years.

Stock-based compensation expense related to restricted stock units was $0.3 million and $0.1 million for the years ended December 31, 2023 and 2022, respectively. Unrecognized compensation expense related to restricted stock units was $0.6 million at December 31, 2023, which is expected to be recognized as expense over the weighted-average period of 2.50 years.

During the year ended December 31, 2021, the Company’s board of directors approved an amendment to the outstanding performance-based option to acquire 231,719 shares of the Company’s common stock previously granted under 2020 Plan, to eliminate the performance-based vesting and provide that such option will vest in 48 equal monthly installments. The stock option modification was measured as the excess of the fair value of the modified option over the fair value of the original option immediately before the modification. The incremental stock-based compensation expense for such stock option modification is approximately $3.5 million, of which $0.9 million of incremental stock-based compensation expense was recognized during each of the years ended December 31, 2023 and 2022, in general and administrative expenses in the accompanying financial statements. Additionally, in January 2019, the Company granted 284,682 performance-based options that vest upon a change of control. As of December 31, 2023, these options were not considered probable of vesting. The Company had unrecognized compensation expense of approximately $0.5 million at December 31, 2023, relating to these options.

Total stock-based compensation expense related to the ESPP was $0.1 million and not significant for the years ended December 31, 2023 and 2022, respectively. Total compensation cost related to the ESPP not yet recognized is also not significant. As of December 31, 2023, an insignificant amount has been withheld on behalf of employees for a future purchase under the ESPP. The Company issued 148,102 and 48,506 shares of common stock under the ESPP during the years ended December 31, 2023 and 2022, respectively.

Note 12. Income Taxes

Teknova’s benefit from income taxes consist of the following (in thousands):

	For the Year Ended December 31,
	2023	2022
Current:
Federal	$—	$—
State	6	7
Total current	6	7
Deferred:
Federal	(25)	(2,055)
State	(279)	125
Total deferred	(304)	(1,930)
Income tax benefit	$(298)	$(1,923)

A reconciliation of the statutory tax rate to the Company’s effective tax rate is as follows:

	For the Year Ended December 31,
	2023	2022
Statutory federal income tax rate %	21.0%	21.0%
State income tax rate	5.9	5.6
Stock compensation	(0.5)	(0.5)
Research and development credit	0.7	0.2
Change in valuation allowance	(26.1)	(13.6)
Goodwill impairment	—	(9.0)
Other	(0.2)	0.2
Effective tax rate %	0.8%	3.9%

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due, plus deferred taxes. Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will be either deductible or taxable when the assets and liabilities are recovered or settled. The Company’s component of net deferred tax liability and assets consist of the following (in thousands):

	As of December 31,
	2023	2022
Deferred tax asset
Net operating loss carryforwards	$14,184	$8,005
Accrued compensation	803	552
Stock compensation	1,823	1,008
Tax credit carryforwards	880	275
Accruals and other	131	321
Operating lease liabilities	4,599	5,435
Capitalized research and development expenses	2,304	1,450
Inventory capitalization	428	—
Total deferred tax asset	25,152	17,046
Deferred tax liability
Property, plant, and equipment	(1,231)	(1,131)
Intangibles	(3,600)	(4,693)
Operating right-of-use lease assets	(4,402)	(5,275)
Total deferred tax liability	(9,233)	(11,099)
Valuation allowance	(16,838)	(7,170)
Net deferred tax liability	$(919)	$(1,223)

As of the end of December 31, 2023, Teknova has federal and state net operating loss carryforwards (NOLs) of $50.2 million and $53.6 million, respectively. The federal NOLs will carryforward indefinitely but are subject to an 80% taxable income limitation. The state NOLs begin to expire in 2036. As of December 31, 2023, the Company has federal research and development tax credit carryforwards of $0.6 million, which will begin to expire in 2036 and a state research and development tax credit carryforward of $0.2 million and carry forward indefinitely. NOLs and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, as well as similar state tax provisions. This could limit the amount of NOLs and tax credits that the Company can utilize annually to offset future taxable income or tax liabilities.

For the years ended December 31, 2023 and December 31, 2022, the Company recorded a net increase in valuation allowances of $9.7 million and $6.7 million, respectively, comprised primarily of an increase of valuation allowance on certain NOLs being carried forward which are not expected to be realizable. Valuation allowances are determined based on management’s assessment of its deferred tax assets that are more likely than not to be realized.

The Company had unrecognized tax benefits of $0.1 million at December 31, 2023 and an insignificant amount at December 31, 2022. In connection with FASB’s Accounting for Uncertainty in Income Taxes, the Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not expect to recognize any unrecognized tax benefits over the next twelve months. Consequently, the Company has not accrued interest or penalties related to uncertain tax positions as of the end of December 31, 2023 or 2022.

Teknova files income tax returns in the U.S. federal jurisdiction and various states. The Company is no longer subject to U.S. federal income tax examinations for tax years prior to 2020. The Company is no longer subject to state income tax examinations for tax years prior to 2019. All net operating losses and tax credits generated to date are subject to adjustment for U.S. federal and state income tax purposes. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	For the Year Ended December 31,
	2023	2022
Net loss	$(36,780)	$(47,468)
Weighted average shares used in computing net loss per share—basic and diluted	31,819,776	28,083,563
Net loss per share—basic and diluted	$(1.16)	$(1.69)

The following is a summary of the common stock equivalents for the securities outstanding during the respective periods that have been excluded from the computation of diluted net loss per common share, as their effect would be anti-dilutive:

	For the Year Ended December 31,
	2023	2022
Employee share-based awards to purchase common stock	4,009,699	3,208,403

Note 14. Related Parties

The Company has identified Meeches LLC (Meeches) as a related party through common control. Meeches is controlled by Ted Davis and Irene Davis, founders and current directors, and greater than five percent stockholders of the Company. Prior to May 16, 2023, the Company leased certain real property in Mansfield, Massachusetts, from Meeches. As of December 31, 2023 and 2022 the Company did not have any outstanding balances owed to Meeches. For the years ended December 31, 2023 and 2022, the Company paid Meeches lease payments of $0.1 million and $0.3 million, respectively.

On April 11, 2023, the Company and Meeches entered into an agreement to terminate the Mansfield lease, which termination occurred on May 16, 2023. Shortly thereafter, Meeches sold the property to a third party. As part of the consideration for the early termination of the Mansfield lease, the Company entered into an escrow agreement with the new owner on May 17, 2023, and placed in escrow an amount equal to five months of base rent plus related expenses assumed by Teknova under the Mansfield lease. Escrow funds were released to the new owner on a pro-rata monthly basis. No amounts remain in escrow at December 31, 2023.

Note 15. Other Financial Information

The change in the allowance for doubtful accounts is as follows:

	For the Year Ended December 31,
	2023	2022
Beginning balance	$22	$23
Provisions (benefits)	21	25
Recoveries (write-offs), net	(23)	(26)
Ending balance	$20	$22

The change in the inventory reserve is as follows:

	For the Year Ended December 31,
	2023	2022
Beginning balance	$1,046	$470
Provisions (benefits)	323	697
Write-offs and other	(678)	(121)
Ending balance	$691	$1,046

The change in the income tax valuation allowance is as follows:

	For the Year Ended December 31,
	2023	2022
Beginning balance	$7,170	$477
Additions charged to expense	9,668	6,693
Reductions charged to other accounts	—	—
Ending balance	$16,838	$7,170

The change in unrecognized tax benefits are as follows:

	For the Year Ended December 31,
	2023	2022
Beginning balance	$42	$—
Tax positions related to the current year:
Additions	86	42
Reductions	—	—
Tax positions related to the prior year:
Additions	8	—
Reductions	—	—
Ending balance	$136	$42

Note 16. Contingencies

From time to time, we may become involved in lawsuits and other claims arising from our ordinary course of business. The Company regularly evaluates its exposure to threatened or pending litigation and other business contingencies. Because of the uncertainties related to the amount of loss from litigation and other business contingencies, the recording of losses relating to such exposures requires significant judgment about the potential range of outcomes. We establish loss provisions for matters in which losses are probable and can be reasonably estimated. If a loss is not both probable and reasonably estimable, or if an exposure to loss exists in excess of the amount accrued, the Company assesses whether there is at least a reasonable possibility that a loss, or additional loss, may have been incurred. If there is a reasonable possibility that a loss, or additional loss, may have been incurred, the Company will disclose the estimate of the possible loss or range of loss if it is material and an estimate can be made, or disclose that such an estimate cannot be made. The determination as to whether a loss can reasonably be considered to be possible or probable is based on our assessment, together with legal counsel, regarding the ultimate outcome of the matter. As additional information about current or future litigation or other contingencies becomes available, the Company will assess whether adjustments should be made to legal accruals.

In August 2023, a former Teknova employee filed a claim with the Labor and Workforce Development Agency alleging various causes of action under California’s labor, wage, and hour laws. The plaintiff generally alleges that Teknova did not appropriately calculate and pay meal break premiums and otherwise failed to calculate and pay appropriate overtime wages or bonuses to certain of its California non-exempt employees. A mediation has been scheduled for June 6, 2024. As of December 31, 2023, the Company has accrued its best estimate of potential loss related to a possible settlement of the claims of the former employee and other employees who may assert similar claims, in the amount of $0.3 million, which is included within “Accrued liabilities” on the Balance Sheet. The actual loss attributable to the final resolution of this and related claims could differ materially from the Company’s present best estimate.

Note 17. Subsequent Events

On January 11, 2024, the Company announced a reduction in its workforce that affected approximately 15% of its employees at that time. The Company estimates that it will incur approximately $1.2 million of costs in connection with the reduction in workforce related to severance pay and other termination benefits. The Company expects the majority of the costs to be incurred and payments made during the first quarter of 2024. Total annual cost savings from the reduction in workforce are estimated at $6.4 million.

On January 16, 2024, the board of directors of the Company approved a stock option repricing (the Option Repricing), which was effective on March 14, 2024 (the Repricing Date). The Option Repricing applies to outstanding options to purchase shares of common stock of the Company (the Common Stock) that, as of the Repricing Date, are held by employees and certain non-employee directors of the Company (the Outstanding Options), and were granted under the Company’s 2016 Plan, 2020 Plan, and 2021 Plan (collectively, the Plans). As of the Repricing Date, all Outstanding Options were repriced such that the exercise price per share for such Outstanding Options will be reduced to the Fair Market Value (as defined in the Plans) of the Common Stock on the

Repricing Date (the New Price), effective as of the Price Reduction Date (as defined below), provided that the holder remains employed by the Company or continues to serve as a member of the board of directors through such date. The Price Reduction Date is the earliest to occur of (i) September 14, 2025, (ii) the date of the holder’s termination of employment or service with the Company due to (x) a termination by the Company without cause or (y) the holder’s resignation for good reason, or (iii) the date on which a change in control of the Company occurs. For the avoidance of doubt, other than in event of a change in control, the reduced exercise price only applies to exercises that occur on or after the Price Reduction Date and if a holder’s employment by or service to the Company has not ended (other than due to a termination by the Company without cause or a resignation for good reason) prior to the Price Reduction Date. If a holder exercises any of his or her Repriced Options (as defined below) prior to the Price Reduction Date, the original (unmodified, current) exercise price will continue to apply. In addition, in the event that an Outstanding Option has an exercise price that is less than the New Price, such Outstanding Option will not be repriced as part of the Option Repricing. The Outstanding Options that are repriced on the Repricing Date (the Repriced Options) will include the Outstanding Options held by our employees (including our executive officers) and certain non-employee directors. There will be no changes to the number of shares, the vesting schedule, or the expiration date of the Repriced Options. The Option Repricing will result in additional share-based compensation expense that will be recognized in the Company’s statements of operations in future periods; however, the amount of additional share-based compensation expense and the periods over which it will be recognized have not yet been determined.

On March 8, 2024, the Company entered into limited waivers and amendments (collectively Amendment No. 5, or, as amended, the Amended Credit Agreement) which includes a waiver from MidCap of the revenue covenant violations for each of the periods ending November 30, 2023 and January 31, 2024. Amendment No. 5 also reduced these requirements for future periods up to and including for the twelve months ending December 31, 2024, from $42 million to $34 million. Amendment No. 5 also removed those requirements for the periods ending January 31, 2025 through December 31, 2025, instead requiring that for each applicable twelve-month period ending after December 31, 2024, the Company’s minimum net revenue requirement will be determined by MidCap in its reasonable discretion in consultation with the Company’s senior management and based on financial statements and projections delivered to MidCap in accordance with the financial reporting requirements in the Amended Credit Agreement, so long as the minimum net revenue requirements for those periods shall not be less than the greater of (x) the applicable minimum net revenue requirement for the twelve-month period ending on the last day of the immediately preceding month and (y) $34.0 million. In addition, Amendment No. 5 also removed the advance rate for finished goods inventory in the determination of the borrowing base for the Revolving Loan and increased the minimum cash requirement from $9.0 million to $10.0 million. Finally, Amendment No. 5 conditions the next borrowing under the Revolving Loan on the Company achieving net revenue for the preceding twelve-month period of at least $38.0 million down from $45.0 million. The Amended Credit Agreement is unmodified in all other material respects.

On March 8, 2024, as a condition to the effectiveness of Amendment No. 5, the Company issued to MidCap Funding XXVII a warrant to purchase up to an aggregate of 125,000 shares (the Common Warrant) of Common Stock with an exercise price of $2.9934 per share, subject to adjustment as provided therein. The Common Warrant is exercisable immediately, and will expire on the earlier to occur of the (i) expiration of the Common Warrant pursuant to Section 1.6 thereof, or (ii) tenth (10th) anniversary of the Issue Date (as defined therein). The exercise price and number of shares of Common Stock issuable upon the exercise of the Common Warrant will be subject to adjustment in the event of any stock dividend, stock split, recapitalization, reorganization or similar transaction, as described in the Common Warrant. MidCap may exercise the Common Warrant for cash or by means of a “cashless exercise.