Form 10-Q
period 2024-03-31
Alpha Teknova, Inc.
filed 2024-05-13
CIK 1850902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 10, 2024, the registrant had 40,823,387 shares of common stock, $0.00001 par value per share, outstanding.

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
•
our ability to limit our accounts receivable and credit risk exposure;
•
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
•
the marketability of our products across a wide range of markets and the probability of success or market opportunity in our target markets;
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

We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects, business strategy, and financial needs. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, assumptions, and other factors described in the section titled “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K filed with the SEC on March 27, 2024 (the 2023 Annual Report on Form 10-K) and elsewhere in this Quarterly Report on Form 10-Q. These risks are not exhaustive. Other sections of this Quarterly Report on Form 10-Q include additional factors that could adversely impact our business and financial performance. Furthermore, new risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

ALPHA TEKNOVA, INC.

Form 10-Q for the Quarter Ended March 31, 2024

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

ALPHA TEKNOVA, INC.

Condensed Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2024	2023
Revenue	$9,290	$9,121
Cost of sales	7,081	6,698
Gross profit	2,209	2,423
Operating expenses:
Research and development	860	1,395
Sales and marketing	1,667	2,343
General and administrative	7,381	7,345
Amortization of intangible assets	287	286
Total operating expenses	10,195	11,369
Loss from operations	(7,986)	(8,946)
Other (expenses) income, net
Interest (expense) income, net	(145)	93
Other income, net	—	18
Total other (expenses) income, net	(145)	111
Loss before income taxes	(8,131)	(8,835)
Benefit from income taxes	(34)	(18)
Net loss	$(8,097)	$(8,817)
Net loss per share—basic and diluted	$(0.20)	$(0.31)
Weighted average shares used in computing net loss per share—basic and diluted	40,804,885	28,181,457

The accompanying notes are an integral part of these condensed financial statements.

ALPHA TEKNOVA, INC.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	As of March 31, 2024	As of December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$21,596	$28,484
Accounts receivable, net of allowance for doubtful accounts of $23 thousand and $20 thousand as of March 31, 2024 and December 31, 2023, respectively	4,560	3,948
Inventories, net	11,207	11,594
Prepaid expenses and other current assets	1,460	1,634
Total current assets	38,823	45,660
Property, plant, and equipment, net	48,907	50,364
Operating right-of-use lease assets	17,400	16,472
Intangible assets, net	13,952	14,239
Other non-current assets	1,735	1,852
Total assets	$120,817	$128,587
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,543	$1,493
Accrued liabilities	3,574	5,579
Current portion of operating lease liabilities	1,922	1,803
Total current liabilities	7,039	8,875
Deferred tax liabilities	884	919
Other accrued liabilities	78	102
Long-term debt, net	13,178	13,251
Long-term operating lease liabilities	16,260	15,404
Total liabilities	37,439	38,551
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized at March 31, 2024 and December 31, 2023, respectively, zero shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.00001 par value, 490,000,000 shares authorized at March 31, 2024 and December 31, 2023, 40,823,387 and 40,793,848 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	183,261	181,822
Accumulated deficit	(99,883)	(91,786)
Total stockholders’ equity	83,378	90,036
Total liabilities and stockholders’ equity	$120,817	$128,587

The accompanying notes are an integral part of these condensed financial statements.

ALPHA TEKNOVA, INC.

Condensed Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2024	40,793,848	$—	$181,822	$(91,786)	$90,036
Issuance of common stock warrants	—	—	132	—	132
Stock-based compensation	—	—	1,307	—	1,307
Vesting of restricted stock units	29,539	—	—	—	—
Net loss	—	—	—	(8,097)	(8,097)
Balance at March 31, 2024	40,823,387	$—	$183,261	$(99,883)	$83,378

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2023	28,179,423	$—	$154,891	$(55,006)	$99,885
Stock-based compensation	—	—	1,010	—	1,010
Issuance of common stock upon exercise of stock options	10,769	—	9	—	9
Net loss	—	—	—	(8,817)	(8,817)
Balance at March 31, 2023	28,190,192	$—	$155,910	$(63,823)	$92,087

The accompanying notes are an integral part of these condensed financial statements.

ALPHA TEKNOVA, INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2024	2023
Operating activities:
Net loss	$(8,097)	$(8,817)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	7	2
Inventory reserve	(91)	(144)
Depreciation and amortization	1,636	1,130
Stock-based compensation	1,307	1,010
Deferred taxes	(35)	(19)
Amortization of debt financing costs	84	90
Non-cash lease expense	47	47
Loss on disposal of property, plant, and equipment	49	—
Changes in operating assets and liabilities:
Accounts receivable	(619)	(518)
Inventories	478	240
Prepaid expenses and other current assets	174	271
Other non-current assets	117	102
Accounts payable	133	(386)
Accrued liabilities	(1,724)	(670)
Other	(24)	(22)
Cash used in operating activities	(6,558)	(7,684)
Investing activities:
Proceeds from sale of property, plant, and equipment	125	—
Purchases of property, plant, and equipment	(112)	(4,312)
Cash provided by (used in) investing activities	13	(4,312)
Financing activities:
Proceeds from equity financing, net	(37)	—
Repayment of financed insurance premiums	(306)	—
Payment of at-the-market facility costs	—	(34)
Proceeds from exercise of stock options	—	9
Cash used in financing activities	(343)	(25)
Change in cash and cash equivalents	(6,888)	(12,021)
Cash and cash equivalents at beginning of period	28,484	42,236
Cash and cash equivalents at end of period	$21,596	$30,215
Supplemental cash flow disclosures:
Income taxes paid	$—	$—
Interest paid, net of amounts capitalized	$366	$110
Capitalized property, plant, and equipment included in accounts payable and accrued liabilities	$5	$925
At-the-market facility costs included in accounts payable and accrued liabilities	$—	$329
Debt issuance costs included in accrued liabilities	$25	$30
Issuance of common stock warrants	$132	$—
Recognition of operating right-of-use lease asset	$1,293	$(648)
Recognition of operating lease liabilities	$1,306	$(602)

The accompanying notes are an integral part of these condensed financial statements.

ALPHA TEKNOVA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Nature of the Business

Teknova produces critical reagents for the discovery, development, and commercialization of novel therapies, vaccines, and molecular diagnostics. Our product offerings include pre-poured media plates for cell growth and cloning; liquid cell culture media and supplements for cellular expansion; and molecular biology reagents for sample manipulation, resuspension, and purification. Teknova supports customers spanning the life sciences market, including pharmaceutical and biotechnology companies, contract development and manufacturing organizations, in vitro diagnostic franchises, and academic and government research institutions, with catalog and custom, made-to-order products.

Teknova manufactures its products at its Hollister, California, headquarters and stocks inventory of raw materials, components, and finished goods at that location. The Company ships products directly from its warehouse in Hollister to its customers and distributors.

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

The unaudited condensed financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2023, and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the results for the interim periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain amounts of assets, liabilities, revenue, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results may differ from those estimates.

These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and the related notes thereto as of and for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2024 (the 2023 Annual Report on Form 10-K). Refer to “Notes to Financial Statements—Note 2. Summary of Significant Accounting Policies,” within the 2023 Annual Report on Form 10-K for a full list of the Company’s significant accounting policies. The information in those notes has not changed except as a result of normal adjustments in the interim period.

Teknova has determined that it operates in one reporting unit, one operating segment, and one reportable segment, as the Chief Operating Decision Maker (CODM) of the Company reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.

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

As of March 31, 2024, the Company had limited capital resources to fund ongoing operations. During the three months ended March 31, 2024, Teknova incurred net losses of $8.1 million. In addition, as of March 31, 2024, the Company had an accumulated deficit of $99.9 million and a total principal amount of outstanding borrowings of $12.1 million. As of March 31, 2024, the Company had $31.8 million of working capital, which included $21.6 million in cash and cash equivalents. The Company’s available capital resources may not be sufficient for the Company to continue to meet its obligations as they become due over the next twelve months if the Company cannot improve its operating results or increase its operating cash inflows. If these capital resources are not sufficient, the Company may need to raise additional capital through the sale of equity or debt securities, enter into strategic business collaboration agreements with other companies, seek other funding facilities, or sell assets. However, there can be no assurance that the Company will be able to accomplish any of the foregoing or do so on favorable terms. If the Company is unable to meet its obligations when they become due over the next twelve months through its available capital resources, or obtain new sources of capital when needed, the Company may have to delay expenditures, reduce the scope of its manufacturing operations, reduce or eliminate one or more of its development programs, make significant changes to its operating plan, or cease its operations.

As disclosed in Note 10. Long-term Debt, Net, the Company is subject to certain financial covenants as set forth in the Amended Credit Agreement (defined in Note 10). These financial covenants include (i) a trailing twelve months minimum net revenue covenant that must be met each calendar month, and (ii) a requirement to maintain a minimum level of cash at all times through the term of the Amended Credit Agreement. The Company was in compliance with its financial covenants as of March 31, 2024; however, the Company continues to experience unfavorable market conditions, like other companies in the industry. As a result, the Company believes it may be unable to comply with the trailing twelve months revenue covenant for the twelve-month period following the date on which the financial statements are available for issuance. If the Company violates one or more of its covenants under the Amended Credit Agreement, including the monthly revenue covenant, and is not able to obtain a waiver from or agree to an accommodation with the lender with respect to any such violation, the Company could be required to pay all or a portion of the outstanding amount under the Term Loan (defined in Note 10). In that event, the Company may need to seek other sources of capital and there can be no assurances that the Company would be able to do so on acceptable terms.

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

Reduction in Workforce

On January 11, 2024, the Company carried out a reduction in workforce of approximately 35 positions, aimed at reducing operating expenses. The Company incurred $1.3 million of costs in connection with the reduction in workforce related to severance pay and other termination benefits. The costs associated with the reduction in workforce were recorded in the quarter ended March 31, 2024, in general and administrative expenses.

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 480, Distinguishing Liabilities from Equity (ASC 480) and ASC 815, Derivatives and Hedging (ASC 815). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. Additionally, all disclosure requirements under the guidance are also required for public entities with a single reportable segment. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of this standard to determine its impact on the Company’s disclosures.

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

Teknova’s revenue, disaggregated by product category, was as follows (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Lab Essentials	$7,266	$7,257
Clinical Solutions	1,718	1,609
Other	306	255
Total revenue	$9,290	$9,121

Teknova’s revenue, disaggregated by geographic region, was as follows (in thousands):

	For the Three Months Ended March 31,
	2024	2023
United States	$8,870	$8,726
International	420	395
Total revenue	$9,290	$9,121

Note 4. Concentrations of Risk

Customers

Customers who accounted for 10% or more of the Company’s revenues and outstanding balance of accounts receivable and contract assets are presented as follows:

	For the Three Months Ended March 31,		As of	As of
	2024	2023	March 31, 2024	December 31, 2023
Distributor customer A	16%	19%	18%	16%

* Represents less than 10%.

The Company’s customers that are distributors, as opposed to direct customers, represent highly diversified customer bases.

Suppliers

Suppliers who accounted for 10% or more of the Company’s inventory purchases and outstanding balance of accounts payable are presented as follows:

	For the Three Months Ended March 31,		As of	As of
	2024	2023	March 31, 2024	December 31, 2023
Distributor supplier A	39%	36%	20%	18%
Direct supplier A	*	10%	*	*

* Represents less than 10%.

The Company’s suppliers that are distributors, as opposed to direct suppliers, represent highly diversified supplier bases.

Note 5. Inventories, Net

Inventories consisted of the following (in thousands):

	As of March 31, 2024	As of December 31, 2023
Finished goods, net	$7,821	$8,573
Work in process	276	47
Raw materials, net	3,110	2,974
Total inventories, net	$11,207	$11,594

Note 6. Property, Plant, and Equipment, Net

Property, plant, and equipment consisted of the following (in thousands):

	As of March 31, 2024	As of December 31, 2023
Machinery and equipment	$29,826	$30,082
Office furniture and equipment	842	842
Vehicles	291	291
Leasehold improvements	24,726	24,673
	55,685	55,888
Less—Accumulated depreciation	(8,764)	(7,528)
	46,921	48,360
Construction in progress	1,986	2,004
Total property, plant, and equipment, net	$48,907	$50,364

For the three months ended March 31, 2024 and 2023, depreciation expense was $1.3 million and $0.8 million, respectively.

Teknova capitalizes interest on funds borrowed to finance certain of its capital expenditures. Capitalized interest is recorded as part of an asset’s cost and depreciated over the asset’s useful life. For the three months ended March 31, 2024 and 2023, capitalized interest costs were zero and $0.6 million, respectively.

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

The components of lease expense and other information related to leases were as follows (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Operating lease expense	$745	$761
Variable lease expense	109	55
Total lease expense	$854	$816

Cash paid for amounts included in the measurement of the lease liabilities was $0.7 million and $0.8 million for the three months ended March 31, 2024 and 2023, respectively. The weighted-average discount rate was 4.9% and the weighted-average remaining lease term was 8.6 years as of March 31, 2024.

Maturities of operating lease liabilities at March 31, 2024 were as follows (in thousands):

Amount
Remainder of 2024	$2,110
2025	2,569
2026	2,627
2027	2,631
2028	2,480
Thereafter	10,297
Total lease payments	22,714
Less: imputed interest	(4,532)
Present value of lease liabilities	$18,182

Note 8. Intangible Assets, Net

The following is a summary of intangible assets with definite and indefinite lives (in thousands):

	Balance at March 31, 2024			Balance at December 31, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Definite Lived:
Customer relationships	$9,180	$5,978	$3,202	$9,180	$5,691	$3,489
Indefinite Lived:
Tradename	10,750	—	10,750	10,750	—	10,750
Total intangible assets	$19,930	$5,978	$13,952	$19,930	$5,691	$14,239

For each of the three months ended March 31, 2024 and 2023, amortization expense was $0.3 million.

As of March 31, 2024, the remaining weighted-average useful life of definite lived intangible assets was 2.8 years. The estimated future amortization expense of intangible assets with definite lives is as follows (in thousands):

Amount
Remainder of 2024	$861
2025	1,148
2026	1,148
2027	45
Estimated future amortization expense of definite-lived intangible assets	$3,202

Note 9. Accrued Liabilities

Accrued liabilities were comprised of the following (in thousands):

	As of March 31, 2024	As of December 31, 2023
Payroll-related	$1,859	$3,826
Deferred revenue	30	16
Insurance premiums and accrued interest	103	409
Loss contingency accrual	300	300
Other	1,282	1,028
Total current accrued liabilities	$3,574	$5,579

Note 10. Long-term Debt, Net

On March 8, 2024, the Company entered into limited waivers and amendments (collectively Amendment No. 5) to (i) the May 10, 2022, Amended and Restated Credit and Security Agreement (Term Loan), as amended on November 8, 2022, March 28, 2023, July 13, 2023, and September 19, 2023 and (ii) the May 10, 2022, Amended and Restated Credit and Security Agreement (Revolving Loan) as amended on November 8, 2022, March 28, 2023, July 13, 2023 and September 19, 2023 (together, the Amended Credit Agreement), in each case with the Company as borrower and with MidCap Financial Trust (MidCap) as agent and lender, and the additional lenders from time to time party thereto.

Amendment No. 5 modifies the credit facility established under the Amended Credit Agreement, which provided for a $57.1 million credit facility (the Credit Facility) consisting of a $52.1 million senior secured term loan (the Term Loan) and a $5.0 million working capital facility (the Revolver).

The interest on the Term Loan is based on the forward-looking one-month term Secured Overnight Financing Rate adjusted upward by 0.10% (Term SOFR) plus an applicable margin of 7.00%, subject to a Term SOFR floor of 4.50%. If any advance under the Term Loan is prepaid at any time, a prepayment fee is based on the amount being prepaid and an applicable percentage amount, such as 4%, 3%, or 1%, based on the date the prepayment is made. Interest on an outstanding balance of the Revolver is payable monthly in arrears at an annual rate of Term SOFR plus an applicable margin of 4.00%, subject to a Term SOFR floor of 4.50%.

The Amended Credit Agreement includes minimum net revenue requirements that are measured on a trailing twelve-month basis and a minimum cash requirement. Amendment No. 5 reduced the minimum net revenue requirements for future periods up to and including for the twelve months ending December 31, 2024—for example, the Company’s minimum net revenue requirement was reduced for the twelve months ending December 31, 2024, from $42.0 million to $34.0 million. Amendment No. 5 also removed those requirements for the periods ending January 31, 2025 through December 31, 2025, instead requiring that for each applicable twelve-month period ending after December 31, 2024, the Company’s minimum net revenue requirement will be determined by MidCap in its reasonable discretion in consultation with the Company’s senior management and based on financial statements and projections delivered to MidCap in accordance with the financial reporting requirements in the Amended Credit Agreement, so long as the minimum net revenue requirements for those periods shall not be less than the greater of (x) the applicable minimum net revenue requirement for the twelve-month period ending on the last day of the immediately preceding month and (y) $34.0 million. In addition, Amendment No. 5 also removed the advance rate for finished goods inventory in the determination of the borrowing base for the Revolving Loan and increased the minimum cash requirement from $9.0 million to $10.0 million. Finally, Amendment No. 5 conditions the next borrowing under the Revolving Loan on the Company achieving net revenue for the preceding twelve-month period of at least $38.0 million down from $45.0 million. As a condition to the effectiveness of Amendment No. 5, the Company also issued equity-classified warrants with a fair value of $0.1 million as described further in Note 11, Stockholder’s Equity. These warrants were recorded as additional debt issuance costs, which are being amortized to interest expense over the term of the Amended Credit Agreement using the effective interest method.

The maturity date of the Credit Facility is May 1, 2027. On the date of termination of the Term Loan or the date on which the obligations under the Term Loan become due and payable in full, the Company will pay an exit fee in an amount equal to 9.00% of the total aggregate principal amount of term loans made pursuant to the Term Loan (including amendments thereto) as of such date. All loans issued under the Credit Facility are collateralized by the Company’s assets.

Long-term debt, net consisted of the following (in thousands):

	As of March 31, 2024	As of December 31, 2023
Long-term debt	$12,135	$12,135
Cumulative accretion of exit fee	1,330	1,261
Unamortized debt discount and debt issuance costs	(287)	(145)
Long-term debt, net	$13,178	$13,251

At March 31, 2024, the scheduled maturities of the Company's debt obligations were as follows (in thousands):

Amount
Remainder of 2024	$—
2025	3,539
2026	6,068
2027	2,528
Total	$12,135

As of March 31, 2024, the fair value of the Company’s debt approximated its carrying value. The fair value of the Company’s debt was based on observable market inputs (Level 2).

Note 11. Stockholders’ Equity

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

Warrants to Purchase Common Stock

On March 8, 2024, as a condition to the effectiveness of Amendment No. 5, the Company issued to MidCap Funding XXVII a warrant to purchase up to an aggregate of 125,000 shares (the Common Warrant) of common stock with an exercise price of $2.9934 per share, subject to adjustment as provided therein. The Common Warrant is exercisable immediately, and will expire on the earlier to occur of the (i) expiration of the Common Warrant pursuant to Section 1.6 thereof, or (ii) tenth (10th) anniversary of the Issue Date (as defined therein). The exercise price and number of shares of common stock issuable upon the exercise of the Common Warrant will be subject to adjustment in the event of any stock dividend, stock split, recapitalization, reorganization, or similar transaction, as described in the Common Warrant. MidCap may exercise the Common Warrant for cash or by means of a “cashless exercise.”

The Company determined that the Common Warrant is not a liability within the scope of ASC 480, but met the requirements to be classified within stockholders’ equity, because the warrant is indexed to the Company’s own stock and met all of the conditions for equity classification in accordance with ASC 815. Accordingly, the warrants were recorded as a component of additional paid-in capital in the statements of stockholders’ equity at the time of issuance. The Common Warrant was valued using the Black-Scholes option pricing model with the following assumptions: i) fair value of common stock of $2.8500, ii) exercise price of $2.9934, iii) term of 5 years, iv) dividend rate of 0%, v) volatility of 36.70%, and vi) risk free interest rate of 4.06%.

Note 12. Stock-Based Compensation

Equity Incentive Plans

The Company maintains a stock incentive plan, that permits the granting of incentive stock options or nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, and other stock-based awards. The equity-based awards for employees will generally vest over a four-year period, pursuant to two different vesting schedules. For initial equity-based awards granted to employees, the first vest is generally a one-year cliff vest, followed by monthly vesting for the final three years. Thereafter, annual equity-based awards granted to employees typically vest monthly over the four-year vest term. The initial equity-based awards granted to the Company’s non-employee, independent directors upon appointment to the board of directors will vest over a three-year period, with the first vest being a one-year cliff, followed by monthly vesting over the remaining two years. Thereafter, annual equity-based awards granted to the Company’s non-employee, independent directors will cliff vest after one year from the date of grant.

Stock Options

The following table summarizes the stock option activity for the three months ended March 31, 2024 (in thousands, except share and per share data):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2024	4,041,807	$6.41	7.53	$5,159
Granted	727,500	$2.85
Exercised	—	$—
Forfeited	(391,922)	$10.08
Expired	(7,186)	$12.07
Outstanding at March 31, 2024	4,370,199	$5.48	7.11	$3,201
Exercisable at March 31, 2024	2,352,970	$5.82	6.03	$2,356
Vested and expected to vest at March 31, 2024	4,085,517	$5.83	7.27	$2,576

The weighted average assumptions used in the Black-Scholes pricing model for stock options granted during the three months ended March 31, 2024, were as follows:

	For the Three Months Ended March 31,
	2024	2023
Estimated dividend yield	-%	-%
Weighted-average expected stock price volatility	35.91%	35.04%
Weighted-average risk-free interest rate	4.33%	4.11%
Expected average term of options (in years)	6.25	6.25
Weighted-average fair value of common stock	$2.85	$5.41
Weighted-average fair value per option	$1.24	$2.29

Restricted Stock

The following table summarizes the restricted stock unit activity for the three months ended March 31, 2024 (in thousands, except share and per share data):

	Number of Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2024	155,780	$5.05	1.36	$581
Granted	—	$—
Vested	(29,539)	$5.41
Forfeited	(21,000)	$5.41
Outstanding at March 31, 2024	105,241	$4.88	1.29	$279
Vested and expected to vest at March 31, 2024	105,241	$4.88	1.29	$279

Employee Stock Purchase Plan

The Company also maintains an employee stock purchase plan (ESPP) that authorizes the issuance of shares of common stock pursuant to purchase rights granted to eligible employees. Unless otherwise determined by the Company’s board of directors, shares of the Company’s common stock will be purchased for the accounts of employees participating in the Company’s ESPP at a price per share equal to the lesser of (i) 85% of the fair market value of a share of the Company’s common stock on the first day of an offering; or (ii) 85% of the fair market value of a share of the Company’s common stock on the date of purchase. Offering periods are generally six months long; offering periods begin on June 1 and December 1 of each year. The Company issued zero shares of common stock under the ESPP during each of the three months ended March 31, 2023 and March 31, 2024.

Repricing of Outstanding and Unexercised Options

In January 2024, the Company’s board of directors approved a one-time repricing of certain previously granted and still outstanding vested and unvested stock option awards held by eligible employees, executive officers, and non-employee directors. As a result, the exercise price for these awards will be lowered to $2.97 per share, which was the closing price of the Company’s common stock as reported on the Nasdaq Global Stock Market on March 14, 2024, so long as the holder remains employed by the Company or continues to serve as a member of the board of directors through September 14, 2025 absent earlier trigger events defined in the option repricing plan. No other terms of the stock options were modified, and the stock options will continue to vest according to their original vesting schedules and will retain their original expiration dates. As a result of the repricing, 1,631,016 vested and unvested stock options outstanding as of March 14, 2024, with original exercise prices ranging from $3.02 to $27.49, were repriced.

The repricing on March 14, 2024 resulted in incremental stock-based compensation expense of $0.9 million, of which $0.5 million related to vested stock option awards and was expensed on the repricing date. The remaining $0.4 million related to unvested stock option awards and is being amortized on a straight-line basis over the weighted-average vesting period of those awards of approximately 2.38 years as of March 14, 2024.

Stock-Based Compensation Expense

Stock-based compensation expense included in the accompanying condensed financial statements was as follows (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Cost of sales	$49	$36
Research and development	30	37
Sales and marketing	96	152
General and administrative	1,132	785
Total stock-based compensation expense	$1,307	$1,010

Stock-based compensation expense related to stock options was $1.2 million and $0.9 million for the three months ended March 31, 2024 and 2023, respectively. Unrecognized compensation expense related to stock options was $5.5 million at March 31, 2024, which is expected to be recognized as expense over the weighted-average period of 3.20 years.

Stock-based compensation expense related to restricted stock units was $0.1 million in each of the three months ended March 31, 2024 and 2023, respectively. Unrecognized compensation expense related to restricted stock units was $0.4 million at March 31, 2024, which is expected to be recognized as expense over the weighted-average period of 1.93 years.

Stock-based compensation expense related to the ESPP was not significant in either of the three months ended March 31, 2024 and 2023. Total compensation cost related to the ESPP not yet recognized was not significant at March 31, 2024. As of March 31, 2024, $0.1 million has been withheld on behalf of employees for future purchases under the ESPP.

Note 13. Income Taxes

For the three months ended March 31, 2024 the Company's income tax benefit was not significant, compared to the three months ended March 31, 2023, when the Company also recorded a minimal income tax benefit. The effective tax rates for the three months ended March 31, 2024 and 2023 were 0.4% and 0.2%, respectively. The effective tax rates differ from the federal statutory rate primarily due to operating losses not expected to produce an income tax benefit.

The Company had insignificant unrecognized tax benefits as of March 31, 2024 and 2023. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not expect the balance of unrecognized tax benefits to change significantly over the next twelve months. The Company has not accrued interest or penalties related to uncertain tax positions as of March 31, 2024 and 2023.

Note 14. Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive common stock equivalents to the extent they are dilutive. For purposes of this calculation, stock options, restricted stock units, employee stock purchase rights, and warrants to purchase common stock, are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive for all periods presented.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	For the Three Months Ended March 31,
	2024	2023
Net loss	$(8,097)	$(8,817)
Weighted average shares used in computing net loss per share—basic and diluted	40,804,885	28,181,457
Net loss per share—basic and diluted	$(0.20)	$(0.31)

The following is a summary of the common stock equivalents for the securities outstanding during the respective periods that have been excluded from the computation of diluted net loss per common share, as their effect would be anti-dilutive:

	For the Three Months Ended March 31,
	2024	2023
Employee share-based awards to purchase common stock	3,914,307	3,833,546
Warrants to purchase common stock	32,967	—

Note 15. Related Parties

The Company has identified Meeches LLC (Meeches) as a related party through common control. Meeches is controlled by Ted Davis and Irene Davis, founders and current directors, and greater than five percent stockholders of the Company. Prior to May 16, 2023, the Company leased certain real property in Mansfield, Massachusetts, from Meeches. For the three months ended March 31, 2024 and 2023, the Company paid Meeches lease payments of zero and $0.1 million, respectively.

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

In August 2023, a former Teknova employee filed a claim with the California Labor and Workforce Development Agency alleging various causes of action under California’s labor, wage, and hour laws. The plaintiff generally alleges that Teknova did not appropriately calculate and pay meal break premiums and otherwise failed to calculate and pay appropriate overtime wages or bonuses to certain of its California non-exempt employees. A mediation has been scheduled for June 6, 2024. As of March 31, 2024 and December 31, 2023, the Company has accrued its best estimate of potential loss related to a possible settlement of the claims of the former employee and other employees who may assert similar claims, in the amount of $0.3 million, which is included within “Accrued liabilities” on the Balance Sheet. The actual loss attributable to the final resolution of this and related claims could differ materially from the Company’s present best estimate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and related notes thereto included in Part I, Item I of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes thereto for the year ended December 31, 2023, included in the 2023 Annual Report on Form 10-K (the 2023 Annual Report on Form 10-K) filed on March 27, 2024, with the Securities and Exchange Commission (SEC). For a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Quarterly Report on Form 10-Q, you should review the risk factors identified in Part I, Item 1A, Risk Factors, of our 2023 Annual Report on Form 10-K and in Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q.

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

We generated revenue of $9.3 million during the three months ended March 31, 2024, which represents an increase of $0.2 million compared to revenue of $9.1 million during the three months ended March 31, 2023. For the three months ended March 31, 2024 and 2023, only 4.5% and 4.3%, respectively, of our revenue was generated from customers located outside of the United States. Our sales outside of the United States are denominated in U.S. Dollars.

We had an operating loss of $8.0 million during the three months ended March 31, 2024, compared to an operating loss of $8.9 million during the three months ended March 31, 2023. While our expenses may fluctuate over the short term, we expect our expenses will continue to increase in future periods, but at a slower rate, in connection with our ongoing activities as we:

•
attract, hire, and retain qualified personnel;
•
invest in processes and infrastructure to enable manufacturing automation and expand capacity, including the ramp up of our new, state-of-the-art manufacturing, warehouse, and distribution facilities; and
•
build our brand and market, and sell our products and services.

Impact of Broader Economic Trends on Our Business

We are closely monitoring economic uncertainty in the U.S. and abroad. General inflation in the U.S. has risen to levels not experienced in recent decades. General inflation, including rising prices for our raw materials and other inputs, as well as rising salaries and other expenses, negatively impact our business by increasing our cost of sales and operating expenses. In addition, the

U.S. Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation. Inflation, together with increased interest rates, may cause our customers to reduce, delay, or cancel orders for our goods and services, thereby causing a decrease in or change in timing of sales of our products and services. We cannot predict the impact of future inflation and interest rate increases on the results of our operations. For further information regarding the impact of these economic factors on the Company, please see the risk factors identified in Part I, Item 1A, Risk Factors, of our 2023 Annual Report on Form 10-K.

Results of Operations

Comparison of the Three Months Ended March 31, 2024, and Three Months Ended March 31, 2023

The following tables set forth our results of operations for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	For the Three Months Ended March 31,
	2024	2023	$ Change	% Change
Revenue	$9,290	$9,121	$169	1.9%
Cost of sales	7,081	6,698	383	5.7%
Gross profit	2,209	2,423	(214)	(8.8)%
Operating expenses:
Research and development	860	1,395	(535)	(38.4)%
Sales and marketing	1,667	2,343	(676)	(28.9)%
General and administrative	7,381	7,345	36	0.5%
Amortization of intangible assets	287	286	1	0.3%
Total operating expenses	10,195	11,369	(1,174)	(10.3)%
Loss from operations	(7,986)	(8,946)	960	(10.7)%
Other (expenses) income, net
Interest (expense) income, net	(145)	93	(238)	(255.9)%
Other income, net	—	18	(18)	100.0%
Total other (expenses) income, net	(145)	111	(256)	(230.6)%
Loss before income taxes	(8,131)	(8,835)	704	(8.0)%
Benefit from income taxes	(34)	(18)	(16)	88.9%
Net loss	$(8,097)	$(8,817)	$720	(8.2)%

Revenue

Our revenue disaggregated by product category for the three months ended March 31, 2024 and 2023, was as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2024	2023	$ Change	% Change
Lab Essentials	$7,266	$7,257	$9	0.1%
Clinical Solutions	1,718	1,609	109	6.8%
Other	306	255	51	20.0%
Total revenue	$9,290	$9,121	$169	1.9%

Total revenue was $9.3 million for the three months ended March 31, 2024, and $9.1 million for the three months ended March 31, 2023.

Lab Essentials revenue was $7.3 million in each of the three months ended March 31, 2024 and 2023, respectively. Lab Essentials revenue was consistent as the slight increase in number of customers, was offset by a similar decline in average revenue per customer.

Clinical Solutions revenue was $1.7 million for the three months ended March 31, 2024, an increase of $0.1 million, or 6.8%, compared to $1.6 million for the three months ended March 31, 2023. The increase in Clinical Solutions revenue was attributable to an increased number of customers, partially offset by lower average revenue per customer.

Our revenue disaggregated by geographic region, for the three months ended March 31, 2024 and 2023, was as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2024	2023	$ Change	% Change
United States	$8,870	$8,726	$144	1.7%
International	420	395	25	6.3%
Total revenue	$9,290	$9,121	$169	1.9%

Revenue from U.S. sales was $8.9 million and $8.7 million for the three months ended March 31, 2024 and 2023, respectively. Revenue from U.S. sales as a percentage of our total revenue was consistent period over period, representing 95.5% and 95.7% of our total revenue during the three months ended March 31, 2024 and 2023, respectively.

Revenue from international sales was $0.4 million in each of the three months ended March 31, 2024 and 2023. Revenue from international sales as a percentage of our total revenue was also consistent, representing 4.5% and 4.3% of our total revenue during the three months ended March 31, 2024 and 2023, respectively.

Gross profit

Our gross profit for the three months ended March 31, 2024 and 2023, was as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2024	2023	$ Change	% Change
Cost of sales	$7,081	$6,698	$383	5.7%
Gross profit	2,209	2,423	(214)	(8.8)%
Gross profit %	23.8%	26.6%

Gross profit percentage was 23.8% and 26.6% for the three months ended March 31, 2024 and 2023, respectively. The decrease in gross profit percentage was primarily driven by increased overhead costs, largely depreciation expense following the completion of our new manufacturing facility in the prior year, partially offset by reduced headcount.

Operating expenses

Our operating expenses for the three months ended March 31, 2024 and 2023, were as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2024	2023	$ Change	% Change
Research and development	$860	$1,395	$(535)	(38.4)%
Sales and marketing	1,667	2,343	(676)	(28.9)%
General and administrative	7,381	7,345	36	0.5%
Amortization of intangible assets	287	286	1	0.3%
Total operating expenses	$10,195	$11,369	$(1,174)	(10.3)%

Research and development expenses were $0.9 million and $1.4 million for the three months ended March 31, 2024 and 2023, respectively. The decrease was primarily driven by reduced headcount and supplies expense.

Sales and marketing expenses were $1.7 million and $2.3 million for the three months ended March 31, 2024 and 2023, respectively. The decrease was primarily driven by reduced headcount.

General and administrative expenses were $7.4 million in each of the three months ended March 31, 2024 and 2023. Excluding the one-time, non-recurring charges related to the reduction in workforce of $1.3 million and $0.7 million for the three months ended March 31, 2024 and 2023, respectively, general and administrative expenses decreased $0.5 million. The decrease was driven by reduced headcount, partially offset by increased stock-based compensation expense related to the stock option repricing. See “Notes to Financial Statements—Note 12. Stock-Based Compensation” for a more detailed discussion of the stock option repricing.

Amortization of intangible assets was consistent at $0.3 million for each of the three months ended March 31, 2024 and 2023.

Other (expenses) income, net

Our other (expenses) income, net for the three months ended March 31, 2024 and 2023, were as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2024	2023	$ Change	% Change
Interest (expense) income, net	$(145)	$93	$(238)	(255.9)%
Other income, net	—	18	(18)	100.0%
Total other (expenses) income, net	$(145)	$111	$(256)	(230.6)%

Total other expenses, net was $0.1 million for the three months ended March 31, 2024, compared to total other income, net of $0.1 million for the three months ended March 31, 2023. The increase in total other expenses, net was attributable to higher interest expense driven by higher interest rates despite a lower debt balance outstanding as well as lower amounts of interest capitalized, partially offset by higher interest income due to higher interest rates earned on short-term liquid investments. Capitalized interest costs were zero and $0.6 million for the three months ended March 31, 2024 and 2023, respectively.

Benefit from income taxes

Our benefit from income taxes for the three months ended March 31, 2024 and 2023, was as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2024	2023	$ Change	% Change
Benefit from income taxes	$(34)	$(18)	$(16)	88.9%
Effective tax rate	0.4%	0.2%

Our benefit from income taxes was not significant in either of the three months ended March 31, 2024 and 2023, respectively. The effective tax rates for the three months ended March 31, 2024 and 2023 were 0.4% and 0.2%, respectively. The effective tax rates differ from the federal statutory rate primarily due to operating losses not expected to produce an income tax benefit.

Liquidity and Capital Resources

The primary sources of financing for our operations were our (i) initial public offering, which we completed in June 2021 (IPO) and resulted in net proceeds to us of $99.1 million, and (ii) registered direct offering and concurrent private placement (collectively, the Offerings), which we completed in September 2023 and which resulted in aggregate gross proceeds of $22.9 million before deducting offering expenses of $0.4 million and the prepayment of $10.0 million owed under the Term Loan as discussed below.

To facilitate our expected growth, we have used our sources of liquidity to make investments to expand our operations and increase capacity, and may continue to do so in the future. In particular, we have completed the build out of our new manufacturing facility and have made improvements to our warehouse and distribution facilities, all located in Hollister, California.

Our principal liquidity requirements are to fund our operations and capital expenditures. As of March 31, 2024, we have limited capital resources to fund ongoing operations. During the three months ended March 31, 2024, we incurred net losses of $8.1 million . In addition, as of March 31, 2024, we had an accumulated deficit of $99.9 million and borrowings outstanding under our Term Loan (defined below). As of March 31, 2024, we had $31.8 million of working capital, which included $21.6 million in cash and cash equivalents. Our available capital resources may not be sufficient for us to continue to meet our obligations as they become due over the next twelve months if we cannot improve our operating results or increase our operating cash inflows. If these capital resources are not sufficient, we may need to raise additional capital through the sale of equity or debt securities, enter into strategic business collaboration agreements with other companies, seek other funding sources, or sell assets. However, there can be no assurance that we will be able to accomplish any of the foregoing or do so on favorable terms. If we are unable to meet our obligations when they become due over the next twelve months through our available capital resources, or obtain new sources of capital when needed, we may have to delay expenditures, reduce the scope of our manufacturing operations, reduce or eliminate one or more of our development programs, make significant changes to our operating plan, or cease our operations.

As of March 31, 2024, we had an outstanding principal amount of $12.1 million under a senior secured term loan (the Term Loan) pursuant to Amendment No. 5 to our Credit Agreement with MidCap Financial Trust (MidCap). On March 8, 2024, we entered into limited waivers and amendments (collectively Amendment No. 5, or, as amended, the Amended Credit Agreement) which includes a waiver from MidCap of the revenue covenant violations for each of the periods ending November 30, 2023 and January 31, 2024. Amendment No. 5 also reduced the revenue covenants for future periods up to and including for the twelve months ending

December 31, 2024, from $42.0 million to $34.0 million. Amendment No. 5 also removed those requirements for the periods ending January 31, 2025 through December 31, 2025, instead requiring that for each applicable twelve-month period ending after December 31, 2024, the Company’s minimum net revenue requirement will be determined by MidCap in its reasonable discretion in consultation with the Company’s senior management and based on financial statements and projections delivered to MidCap in accordance with the financial reporting requirements in the Amended Credit Agreement, so long as the minimum net revenue requirements for those periods shall not be less than the greater of (x) the applicable minimum net revenue requirement for the twelve-month period ending on the last day of the immediately preceding month and (y) $34.0 million. In addition, Amendment No. 5 also removed the advance rate for finished goods inventory in the determination of the borrowing base for the Revolving Loan and increased the minimum cash requirement from $9.0 million to $10.0 million. Finally, Amendment No. 5 conditions the next borrowing under the Revolving Loan on the Company achieving net revenue for the preceding twelve-month period of at least $38.0 million down from $45.0 million.

We were in compliance with our financial covenants under the terms of the Amended Credit Agreement as of March 31, 2024. However, we continue to experience unfavorable market conditions, like other companies in our industry. As a result, we believe we may be unable to comply with the trailing twelve months revenue covenant for the twelve-month period following the date on which the financial statements are available for issuance. If we violate one or more of our covenants under the Amended Credit Agreement, including the monthly revenue covenant, and are not able to obtain a waiver from or agree to an accommodation with the lender with respect to any such violation, we could be required to pay all or a portion of the outstanding amount under the Term Loan. In that event, we may need to seek other sources of capital and there can be no assurances that we would be able to do so on acceptable terms. See “Notes to Financial Statements—Note 10—Debt, Net,” for a more detailed discussion of the material terms of our Amended Credit Agreement.

We also have an ATM Facility under which we may offer and sell, from time to time, shares of our common stock having aggregate gross proceeds of up to $50.0 million. We will pay a commission of up to 3.0% of gross sales proceeds of any common stock sold under the ATM Facility. The aggregate market value of shares eligible for sale under the ATM Facility will be subject to the limitations of General Instruction I.B.6 of Form S-3, to the extent required under such instruction. See “Notes to Financial Statements—Note 11—Stockholder’s Equity,” for a more detailed discussion of the material terms of our ATM Facility.

As of March 31, 2024, our material cash requirements from known contractual obligations and commitments relate primarily to operating leases for our office, manufacturing, warehouse, and distribution facilities. See “Notes to Financial Statements—Note 7—Leases,” for a discussion of our lease obligations reflected on our balance sheet.

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

The following table sets forth, for the periods indicated, net cash flows used in operating activities, used in investing activities, and (used in) provided by financing activities (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(6,558)	$(7,684)
Net cash provided by (used in) investing activities	13	(4,312)
Net cash used in financing activities	(343)	(25)
Net decrease in cash and cash equivalents	$(6,888)	$(12,021)

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

Net cash used in operating activities was $6.6 million for the three months ended March 31, 2024, which primarily consisted of net loss of $8.1 million plus net adjustments for non-cash charges of $3.0 million, offset by net changes in operating assets and liabilities of $1.5 million. The primary non-cash adjustments to net loss included $1.6 million of depreciation and amortization and $1.3 million of stock-based compensation. The main drivers of the changes in operating assets and liabilities were a $1.7 million decrease in accrued liabilities, a $0.6 million increase in accounts receivable, partially offset by a $0.5 million decrease in inventories, a $0.2 million decrease in prepaid expenses and other current assets, a $0.1 million increase in accounts payable, and a $0.1 million decrease other non-current assets.

Net cash used in operating activities was $7.7 million for the three months ended March 31, 2023, which primarily consisted of net loss of $8.8 million plus net adjustments for non-cash charges of $2.1 million, offset by net changes in operating assets and liabilities of $1.0 million. The primary non-cash adjustments to net loss included $1.1 million of depreciation and amortization and $1.0 million of stock-based compensation. The main drivers of the changes in operating assets and liabilities were a $0.7 million decrease in accrued liabilities, a $0.5 million increase in accounts receivable, a $0.4 million decrease in accounts payable, partially offset by a $0.3 million decrease in prepaid expenses and other current assets, a $0.2 million decrease in inventories, and a $0.1 million decrease in other non-current assets.

Investing Activities

Net cash provided by investing activities was not significant for the three months ended March 31, 2024, as proceeds from the sale of certain long-lived assets of $0.1 million were partially offset by purchases of property, plant, and equipment of $0.1 million.

Net cash used in investing activities was $4.3 million for the three months ended March 31, 2023, which consisted of purchases of property, plant, and equipment.

Financing Activities

Net cash used in financing activities was $0.3 million for the three months ended March 31, 2024, which primarily consisted of repayments of financed insurance premiums.

Net cash used in financing activities was not significant for the three months ended March 31, 2023.

Critical Accounting Policies and Estimates

For a discussion of our critical accounting estimates, refer to "Management's Discussion and Analysis of Results of Operations and Financial Condition" in Part II, Item 7 and the notes to our financial statements in Part II, Item 8 of our 2023 Annual Report on Form 10-K. See also Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no material changes to our critical accounting estimates since our 2023 Annual Report on Form 10-K.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material legal proceedings at this time. From time to time, we may become involved in various legal proceedings that arise in the ordinary course of business. For example, we may in the future become involved in legal proceedings relating to customers, employees, suppliers, competitors, government agencies, or others. We will evaluate any claims and lawsuits with respect to their potential merits, our potential defenses and counter claims, and the expected effect on us of defending the claims and a potential adverse result. However, the results of any litigation, investigation, or other legal proceedings are inherently unpredictable and potentially expensive. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, damage our reputation, require significant amounts of management time, and divert significant resources. If any legal proceedings were to be determined adversely to us, or we were to enter into a settlement arrangement, we could be exposed to monetary damages or limits on our ability to operate our business, which could have an adverse effect on our business, financial condition, and operating results. Information pertaining to loss contingencies, including those arising out of potential legal liabilities and related matters, are described Note 16, Contingencies, to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A—“Risk Factors” in the 2023 Annual Report on Form 10-K describes some of the risks and uncertainties associated with our business, which we strongly encourage you to review. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. Except as set forth below, there have been no material changes in our risk factors from those disclosed in the 2023 Annual Report on Form 10-K.

We have incurred operating losses in the past and may incur losses in the future.

We have incurred operating losses in the past, may incur operating losses in the future and may never achieve or maintain profitability. For the three months ended March 31, 2024 and 2023, we incurred net losses of $8.1 million and $8.8 million, respectively. We have incurred and will continue to incur costs in connection with legal, accounting, and other administrative expenses related to operating as a public company and we expect that our operating expenses will increase modestly with the growth of our business. Since our inception, we have financed our operations primarily through revenue from our products, the sale of our equity securities (including through our June 2021 IPO and September 2023 registered direct offering, and private placements), and debt. While our revenue has generally grown over the last several years, it decreased in 2023 compared to 2022. If our revenue continues to decline or fails to grow at a rate sufficient to offset our operating expenses, we will not be able to achieve and maintain profitability in future periods. We may never be able to generate sufficient revenue to achieve or maintain profitability, and our more recent growth and historical profitability should not be considered predictive of our future performance.

A significant portion of our total outstanding shares of common stock are available for immediate resale and may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. All shares sold in our IPO were freely tradable upon such sale without restriction or further registration under the Securities Act, except for any shares held by our affiliates, as that term is defined under Rule 144 of the Securities Act (Rule 144), including our directors, executive officers, and other affiliates (including Telegraph Hill Partners), which may be sold only in compliance with certain limitations. The shares of our common stock issued in the course of our September 2023 registered direct offering and private placements are now also freely tradable, subject to the same limitations applicable to our directors, executive officers, and other affiliates (including Telegraph Hill Partners).

As of March 31, 2024, we have 40,823,387 shares of common stock outstanding, substantially all of which are held by directors, executive officers, and other affiliates and will be subject to volume, manner of sale, and other limitations under Rule 144. Registration of any of these outstanding shares of common stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the registration statement.

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

As of March 31, 2024, there were 312,174, 1,588,076 and 2,575,190 shares of common stock reserved for issuance pursuant to outstanding stock option awards under the 2016 Stock Plan, as amended (2016 Plan), the 2020 Equity Incentive Plan, as amended (2020 Plan) and the 2021 Equity Incentive Plan (2021 Plan), respectively. In addition, the 2021 Plan and the ESPP provide for annual automatic increases in the number of shares reserved thereunder. As of January 1, 2024, a total of 4,825,264 and 976,045 shares of common stock were available and have been reserved for future issuance under the 2021 Plan and our ESPP, respectively. In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to you.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
Unregistered Sales of Equity Securities

None.

(b)
Use of Proceeds

As of March 31, 2024, we have used all of the net cash proceeds from the IPO for the purposes described in the final prospectus for our IPO, dated as of June 24, 2021, and filed with the SEC pursuant to Rule 424(b)(4) on June 25, 2021 (File No. 333-256795).

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

4.3

Common Warrant to Purchase Common Stock of Alpha Teknova, Inc. issued to MidCap Funding XXVII on March 8, 2024 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 11, 2024).

10.1	§

Limited Waiver and Amendment No. 5 dated as of March 8, 2023, to the Amended and Restated Credit and Security Agreement (Term Loan), dated as of May 10, 2022, and as amended on November 8, 2022, March 28, 2023, July 13, 2023, and September 19, 2023, by and among Alpha Teknova, Inc. and MidCap Financial Trust, as agent and as a lender, and the additional lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 11, 2024).

10.2	§

Limited Waiver and Amendment No. 5 dated as of March 8, 2024, to the Amended and Restated Credit and Security Agreement (Revolving Loan), dated as of May 10, 2022, and as amended November 8, 2022, March 28, 2023, July 13, 2023, and September 19, 2023, by and among Alpha Teknova, Inc. and MidCap Financial Trust, as agent and as a lender, and the additional lenders from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 11, 2024).

31.1	*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

ALPHA TEKNOVA INC.

Date: May 13, 2024	By:	/s/ STEPHEN GUNSTREAM
Stephen Gunstream
President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2024	By:	/s/ MATTHEW LOWELL
Matthew Lowell
Chief Financial Officer (Principal Financial Officer)