Form 10-Q
period 2024-06-30
Alpha Teknova, Inc.
filed 2024-08-13
CIK 1850902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 9, 2024, the registrant had 53,302,993 shares of common stock, $0.00001 par value per share, outstanding.

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

ALPHA TEKNOVA, INC.

Form 10-Q for the Quarter Ended June 30, 2024

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

ALPHA TEKNOVA, INC.

Condensed Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$9,614	$11,527	$18,904	$20,648
Cost of sales	6,810	6,461	13,891	13,159
Gross profit	2,804	5,066	5,013	7,489
Operating expenses:
Research and development	678	1,464	1,538	2,859
Sales and marketing	1,456	2,174	3,123	4,517
General and administrative	5,483	5,943	12,864	13,288
Amortization of intangible assets	287	287	574	573
Long-lived assets impairment	—	2,195	—	2,195
Total operating expenses	7,904	12,063	18,099	23,432
Loss from operations	(5,100)	(6,997)	(13,086)	(15,943)
Other expenses, net
Interest expense, net	(272)	(308)	(417)	(215)
Other income, net	—	166	—	184
Total other expenses, net	(272)	(142)	(417)	(31)
Loss before income taxes	(5,372)	(7,139)	(13,503)	(15,974)
(Benefit from) provision for income taxes	(8)	15	(42)	(3)
Net loss	$(5,364)	$(7,154)	$(13,461)	$(15,971)
Net loss per share—basic and diluted	$(0.13)	$(0.25)	$(0.33)	$(0.57)
Weighted average shares used in computing net loss per share—basic and diluted	40,853,882	28,272,306	40,829,383	28,227,132

The accompanying notes are an integral part of these condensed financial statements.

ALPHA TEKNOVA, INC.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	As of June 30, 2024	As of December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$18,596	$28,484
Accounts receivable, net of allowance for credit losses of $74 thousand and $20 thousand as of June 30, 2024 and December 31, 2023, respectively	4,597	3,948
Inventories, net	10,987	11,594
Prepaid expenses and other current assets	1,104	1,634
Total current assets	35,284	45,660
Property, plant, and equipment, net	47,777	50,364
Operating right-of-use lease assets	16,981	16,472
Intangible assets, net	13,665	14,239
Other non-current assets	1,646	1,852
Total assets	$115,353	$128,587
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,023	$1,493
Accrued liabilities	3,498	5,579
Current portion of operating lease liabilities	1,881	1,803
Current portion of long-term debt	1,011	—
Total current liabilities	7,413	8,875
Deferred tax liabilities	875	919
Other accrued liabilities	54	102
Long-term debt, net	12,271	13,251
Long-term operating lease liabilities	15,812	15,404
Total liabilities	36,425	38,551
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized at June 30, 2024 and December 31, 2023, respectively, zero shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.00001 par value, 490,000,000 shares authorized at June 30, 2024 and December 31, 2023, 40,915,331 and 40,793,848 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	184,175	181,822
Accumulated deficit	(105,247)	(91,786)
Total stockholders’ equity	78,928	90,036
Total liabilities and stockholders’ equity	$115,353	$128,587

The accompanying notes are an integral part of these condensed financial statements.

ALPHA TEKNOVA, INC.

Condensed Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at April 1, 2024	40,823,387	$—	$183,261	$(99,883)	$83,378
Stock-based compensation	—	—	833	—	833
Vesting of restricted stock units	37,630	—	—	—	—
Issuance of common stock under employee stock purchase plan	54,314	—	81	—	81
Net loss	—	—	—	(5,364)	(5,364)
Balance at June 30, 2024	40,915,331	$—	$184,175	$(105,247)	$78,928

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at April 1, 2023	28,190,192	$—	$155,910	$(63,823)	$92,087
Stock-based compensation	—	—	1,070	—	1,070
Issuance of common stock upon exercise of stock options	41,005	—	67	—	67
Issuance of common stock under employee stock purchase plan	82,034	—	138	—	138
Vesting of restricted stock units	28,071	—	—	—	—
Net loss	—	—	—	(7,154)	(7,154)
Balance at June 30, 2023	28,341,302	$—	$157,185	$(70,977)	$86,208

The accompanying notes are an integral part of these condensed financial statements.

ALPHA TEKNOVA, INC.

Condensed Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2024	40,793,848	$—	$181,822	$(91,786)	$90,036
Issuance of common stock warrants	—	—	132	—	132
Stock-based compensation	—	—	2,140	—	2,140
Vesting of restricted stock units	67,169	—	—	—	—
Issuance of common stock under employee stock purchase plan	54,314	—	81	—	81
Net loss	—	—	—	(13,461)	(13,461)
Balance at June 30, 2024	40,915,331	$—	$184,175	$(105,247)	$78,928

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2023	28,179,423	$—	$154,891	$(55,006)	$99,885
Stock-based compensation	—	—	2,080	—	2,080
Issuance of common stock upon exercise of stock options	51,774	—	76	—	76
Issuance of common stock under employee stock purchase plan	82,034	—	138	—	138
Vesting of restricted stock units	28,071	—	—	—	—
Net loss	—	—	—	(15,971)	(15,971)
Balance at June 30, 2023	28,341,302	$—	$157,185	$(70,977)	$86,208

The accompanying notes are an integral part of these condensed financial statements.

ALPHA TEKNOVA, INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2024	2023
Operating activities:
Net loss	$(13,461)	$(15,971)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	56	8
Inventory reserve	896	33
Depreciation and amortization	3,262	2,427
Stock-based compensation	2,140	2,080
Deferred taxes	(44)	(4)
Amortization of debt financing costs	188	210
Non-cash lease expense	94	31
Long-lived assets impairment	—	2,195
Loss on disposal of property, plant, and equipment	49	—
Changes in operating assets and liabilities:
Accounts receivable	(705)	(319)
Contract assets	—	(1,050)
Inventories	(289)	196
Prepaid expenses and other current assets	413	1,042
Other non-current assets	206	222
Accounts payable	(389)	(1,362)
Accrued liabilities	(1,764)	(1,234)
Other	(48)	(44)
Cash used in operating activities	(9,396)	(11,540)
Investing activities:
Proceeds from sale of property, plant, and equipment	125	—
Purchases of property, plant, and equipment	(227)	(6,650)
Cash used in investing activities	(102)	(6,650)
Financing activities:
Proceeds from equity financing, net	(37)	—
Repayment of financed insurance premiums	(409)	—
Payment of debt issuance costs	(25)	(24)
Payment of at-the-market facility costs	—	(395)
Proceeds from exercise of stock options	—	76
Proceeds from issuance of common stock under employee stock purchase plan	81	138
Cash used in financing activities	(390)	(205)
Change in cash, cash equivalents, and restricted cash	(9,888)	(18,395)
Cash, cash equivalents, and restricted cash at beginning of period	28,484	42,236
Cash, cash equivalents, and restricted cash at end of period	$18,596	$23,841
Supplemental cash flow disclosures:
Income taxes paid	$—	$—
Interest paid, net of amounts capitalized	$770	$630
Capitalized property, plant, and equipment included in accounts payable and accrued liabilities	$99	$920
Issuance of common stock warrants	$132	$—
Recognition of operating right-of-use lease asset	$1,293	$(1,137)
Recognition of operating lease liabilities	$1,306	$(1,193)

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

Previous going concern assessments indicated negative conditions and events related to the Company’s limited capital resources to fund ongoing operations and the Company’s ability to comply with future financial covenants under the terms of the Amended Credit Agreement (defined in Note 10), both of which raised substantial doubt about the Company’s ability to continue as a going concern as described in our 2023 Annual Report on Form 10-K. However, the Company was in compliance with its financial covenants under the terms of the Amended Credit Agreement as of June 30, 2024 and as a result of recent business improvements and actions taken by management in the current fiscal year to amend its credit agreement, reduce operating costs, and raise additional capital (as described further in Note 17), management believes that there is no longer substantial doubt about the Company’s ability to continue as a going concern for the twelve-month period following the date on which the accompanying unaudited financial statements are being issued. Debt service requirements in the future require that the Company continues to execute its plans both in terms of operations and financial results. Additionally, unforeseen events or changes in assumptions may occur and result in material differences between the Company’s future financial results or forecasts and the current financial forecast, and those differences could result in management concluding in the future that there is substantial doubt about the Company’s ability to continue as a going concern based upon the new information.

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

Recent Securities and Exchange Commission (SEC) Final Rules Not Yet Adopted

In March 2024, the SEC adopted final rules under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors, which requires registrants to provide certain climate-related information in their registration statements and annual reports. The rules require information about a registrant’s climate-related risks that have materially impacted, or are reasonably likely to have a material impact on its business, results of operations, or financial condition. In addition, certain disclosures related to severe weather events and other natural conditions will be required in the registrant’s audited financial statements. Disclosure requirements will begin phasing in for fiscal years beginning on or after January 1, 2025. On April 4, 2024, the SEC determined to voluntarily stay the final rules pending certain legal challenges. The Company is currently evaluating the impact of these new final rules on its financial statements and disclosures.

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

Teknova’s revenue, disaggregated by product category, was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Lab Essentials	$7,638	$7,581	$14,904	$14,838
Clinical Solutions	1,565	3,653	3,283	5,262
Other	411	293	717	548
Total revenue	$9,614	$11,527	$18,904	$20,648

Teknova’s revenue, disaggregated by geographic region, was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
United States	$9,228	$11,075	$18,098	$19,801
International	386	452	806	847
Total revenue	$9,614	$11,527	$18,904	$20,648

Note 4. Concentrations of Risk

Customers

Customers who accounted for 10% or more of the Company’s revenues and outstanding balance of accounts receivable and contract assets are presented as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		As of	As of
	2024	2023	2024	2023	June 30, 2024	December 31, 2023
Distributor customer A	18%	16%	17%	17%	20%	16%
Direct customer A	*	24%	*	13%	*	*

* Represents less than 10%.

The Company’s customers that are distributors, as opposed to direct customers, represent highly diversified customer bases.

Suppliers

Suppliers who accounted for 10% or more of the Company’s inventory purchases and outstanding balance of accounts payable are presented as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		As of	As of
	2024	2023	2024	2023	June 30, 2024	December 31, 2023
Distributor supplier A	35%	37%	37%	37%	24%	18%
Direct supplier A	15%	14%	12%	12%	*	*
Direct supplier B	12%	13%	10%	*	*	*
Direct supplier C	*	11%	*	*	*	*
Direct supplier D	*	*	*	*	11%	*

* Represents less than 10%.

The Company’s suppliers that are distributors, as opposed to direct suppliers, represent highly diversified supplier bases.

Note 5. Inventories, Net

Inventories consisted of the following (in thousands):

	As of June 30, 2024	As of December 31, 2023
Finished goods, net	$7,969	$8,573
Work in process	140	47
Raw materials, net	2,878	2,974
Total inventories, net	$10,987	$11,594

Note 6. Property, Plant, and Equipment, Net

Property, plant, and equipment consisted of the following (in thousands):

	As of June 30, 2024	As of December 31, 2023
Machinery and equipment	$29,834	$30,082
Office furniture and equipment	842	842
Vehicles	291	291
Leasehold improvements	24,726	24,673
	55,693	55,888
Less—Accumulated depreciation	(10,104)	(7,528)
	45,589	48,360
Construction in progress	2,188	2,004
Total property, plant, and equipment, net	$47,777	$50,364

For the three and six months ended June 30, 2024, depreciation expense was $1.3 million and $2.7 million, respectively, and for the three and six months ended June 30, 2023, depreciation expense was $1.0 million and $1.9 million, respectively.

Teknova capitalizes interest on funds borrowed to finance certain of its capital expenditures. Capitalized interest is recorded as part of an asset’s cost and depreciated over the asset’s useful life. For each of the three and six months ended June 30, 2024, capitalized interest costs were zero and for the three and six months ended June 30, 2023, capitalized interest costs were $0.3 million and $0.9 million, respectively.

Note 7. Leases

The Company leases office space, warehouse and manufacturing space, and equipment. The Company’s lease agreements have remaining lease terms of one year to 13 years, and some of these leases have renewal and termination options exercisable at the Company’s election. Terms and conditions to extend or terminate such leases are recognized as part of the right-of-use assets and lease liabilities where reasonably certain to be exercised. All of the Company’s leases are operating leases.

The components of lease expense and other information related to leases were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease expense	$745	$641	$1,491	$1,401
Variable lease expense	109	54	217	110
Total lease expense	$854	$695	$1,708	$1,511

Cash paid for amounts included in the measurement of the lease liabilities was $0.7 million and $1.4 million for the three and six months ended June 30, 2024, respectively, and cash paid for amounts included in the measurement of the lease liabilities was $0.7 million and $1.5 million for the three and six months ended June 30, 2023, respectively. The weighted-average discount rate was 4.9% and the weighted-average remaining lease term was 8.4 years as of June 30, 2024.

Maturities of operating lease liabilities at June 30, 2024 were as follows (in thousands):

Amount
Remainder of 2024	$1,404
2025	2,569
2026	2,627
2027	2,631
2028	2,480
Thereafter	10,296
Total lease payments	22,007
Less: imputed interest	(4,314)
Present value of lease liabilities	$17,693

Note 8. Intangible Assets, Net

The following is a summary of intangible assets with definite and indefinite lives (in thousands):

	Balance at June 30, 2024			Balance at December 31, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Definite Lived:
Customer relationships	$9,180	$6,265	$2,915	$9,180	$5,691	$3,489
Indefinite Lived:
Tradename	10,750	—	10,750	10,750	—	10,750
Total intangible assets	$19,930	$6,265	$13,665	$19,930	$5,691	$14,239

For each of the three months ended June 30, 2024 and 2023, amortization expense was $0.3 million and for each of the six months ended June 30, 2024 and 2023, amortization expense was $0.6 million.

As of June 30, 2024, the remaining weighted-average useful life of definite lived intangible assets was 2.5 years. The estimated future amortization expense of intangible assets with definite lives is as follows (in thousands):

Amount
Remainder of 2024	$574
2025	1,148
2026	1,148
2027	45
Estimated future amortization expense of definite-lived intangible assets	$2,915

Note 9. Accrued Liabilities

Accrued liabilities were comprised of the following (in thousands):

	As of June 30, 2024	As of December 31, 2023
Payroll-related	$2,080	$3,826
Property, plant, and equipment	92	—
Deferred revenue	24	16
Insurance premiums and accrued interest	—	409
Loss contingency accrual	373	300
Other	929	1,028
Total current accrued liabilities	$3,498	$5,579

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

The Amended Credit Agreement includes minimum net revenue requirements that are measured on a trailing twelve-month basis and a minimum cash requirement. Amendment No. 5 reduced the minimum net revenue requirements for future periods up to and including for the twelve months ending December 31, 2024—for example, the Company’s minimum net revenue requirement was reduced for the twelve months ending December 31, 2024, from $42.0 million to $34.0 million. Amendment No. 5 also removed those requirements for the periods ending January 31, 2025 through December 31, 2025, instead requiring that for each applicable twelve-month period ending after December 31, 2024, the Company’s minimum net revenue requirement will be determined by MidCap in its reasonable discretion in consultation with the Company’s senior management and based on financial statements and projections delivered to MidCap in accordance with the financial reporting requirements in the Amended Credit Agreement, so long as the minimum net revenue requirements for those periods shall not be less than the greater of (x) the applicable minimum net revenue requirement for the twelve-month period ending on the last day of the immediately preceding month and (y) $34.0 million. In addition, Amendment No. 5 also removed the advance rate for finished goods inventory in the determination of the borrowing base for the Revolving Loan and increased the minimum cash requirement from $9.0 million to $10.0 million. Finally, Amendment No. 5 conditions the next borrowing under the Revolving Loan on the Company achieving net revenue for the preceding twelve-month period of at least $38.0 million down from $45.0 million. As a condition to the effectiveness of Amendment No. 5, the Company also issued equity-classified warrants with a fair value of $0.1 million as described further in “Note 11. Stockholder’s Equity.” These warrants were recorded as additional debt issuance costs, which are being amortized to interest expense over the term of the Amended Credit Agreement using the effective interest method.

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

Long-term debt, net consisted of the following (in thousands):

	As of June 30, 2024	As of December 31, 2023
Term Loan	$12,135	$12,135
Cumulative accretion of exit fee	1,401	1,261
Unamortized debt discount and debt issuance costs	(254)	(145)
Total debt	13,282	13,251
Less: Current portion of long-term debt	(1,011)	—
Long-term debt, net of current portion	$12,271	$13,251

At June 30, 2024, the scheduled maturities of the Company's debt obligations were as follows (in thousands):

Amount
Remainder of 2024	$—
2025	3,539
2026	6,068
2027	2,528
Total	$12,135

As of June 30, 2024, the fair value of the Company’s debt approximated its carrying value. The fair value of the Company’s debt was based on observable market inputs (Level 2).

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

The Company determined that the Common Warrant is not a liability within the scope of ASC 480, but met the requirements to be classified within stockholders’ equity, because the warrant is indexed to the Company’s own stock and met all of the conditions for equity classification in accordance with ASC 815. Accordingly, the warrants were recorded as a component of additional paid-in capital in the statements of stockholders’ equity at the time of issuance. The Common Warrant was valued using the Black-Scholes option pricing model with the following assumptions: (i) fair value of common stock of $2.8500, (ii) exercise price of $2.9934, (iii) term of 5 years, (iv) dividend rate of 0%, (v) volatility of 36.70%, and (vi) risk free interest rate of 4.06%.

Note 12. Stock-Based Compensation

Equity Incentive Plans

The Company maintains a stock incentive plan that permits the granting of incentive stock options or nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, and other stock-based awards. The equity-based awards for employees will generally vest over a four-year period, pursuant to two different vesting schedules. For initial equity-based awards granted to employees, the first vest is generally a one-year cliff vest, followed by monthly vesting for the final three years. Thereafter, annual equity-based awards granted to employees typically vest monthly over the four-year vest term. The initial equity-based awards granted to the Company’s non-employee, independent directors upon appointment to the board of directors will vest over a three-year period, with the first vest being a one-year cliff, followed by monthly vesting over the remaining two years. Thereafter, annual equity-based awards granted to the Company’s non-employee, independent directors will cliff vest after one year from the date of grant.

Stock Options

The following table summarizes the stock option activity for the six months ended June 30, 2024 (in thousands, except share and per share data):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2024	4,041,807	$6.41	7.53	$5,159
Granted	727,500	$2.85
Exercised	—	$—
Forfeited	(425,900)	$9.57
Expired	(315,750)	$11.94
Outstanding at June 30, 2024	4,027,657	$5.00	7.37	$1,005
Exercisable at June 30, 2024	2,177,898	$5.10	6.71	$708
Vested and expected to vest at June 30, 2024	3,742,975	$5.35	7.58	$744

The weighted average assumptions used in the Black-Scholes pricing model for stock options granted during the three and six months ended June 30, 2024, were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Estimated dividend yield	n/a	-%	-%	-%
Weighted-average expected stock price volatility	n/a	35.35%	35.91%	35.04%
Weighted-average risk-free interest rate	n/a	3.47%	4.33%	4.11%
Expected average term of options (in years)	n/a	6.25	6.25	6.25
Weighted-average fair value of common stock	n/a	$1.97	$2.85	$5.37
Weighted-average fair value per option	n/a	$0.81	$1.24	$2.28

n/a = Not applicable as there were no stock options granted during the quarter.

Restricted Stock

The following table summarizes the restricted stock unit activity for the six months ended June 30, 2024 (in thousands, except share and per share data):

	Number of Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2024	155,780	$5.05	1.36	$581
Granted	60,000	$1.29
Vested	(67,169)	$4.58
Forfeited	(21,000)	$5.41
Outstanding at June 30, 2024	127,611	$3.47	1.34	$175
Vested and expected to vest at June 30, 2024	127,611	$3.47	1.34	$175

Employee Stock Purchase Plan

The Company also maintains an employee stock purchase plan (ESPP) that authorizes the issuance of shares of common stock pursuant to purchase rights granted to eligible employees. Unless otherwise determined by the Company’s board of directors, shares of the Company’s common stock will be purchased for the accounts of employees participating in the Company’s ESPP at a price per share equal to the lesser of (i) 85% of the fair market value of a share of the Company’s common stock on the first day of an offering; or (ii) 85% of the fair market value of a share of the Company’s common stock on the date of purchase. Offering periods are generally six months long; offering periods begin on June 1 and December 1 of each year. The Company issued 54,314 shares of common stock under the ESPP during the three and six months ended June 30, 2024 and 82,034 shares of common stock under the ESPP during the three and six months ended June 30, 2023.

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

Stock-Based Compensation Expense

Stock-based compensation expense included in the accompanying condensed financial statements was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Cost of sales	$30	$40	$79	$76
Research and development	17	40	47	77
Sales and marketing	33	172	129	324
General and administrative	753	818	1,885	1,603
Total stock-based compensation expense	$833	$1,070	$2,140	$2,080

Stock-based compensation expense related to stock options was $0.8 million and $2.0 million for the three and six months ended June 30, 2024, respectively, and $1.0 million and $1.9 million for the three and six months ended June 30, 2023, respectively. Unrecognized compensation expense related to stock options was $4.6 million at June 30, 2024, which is expected to be recognized as expense over the weighted-average period of 3.05 years.

Stock-based compensation expense related to restricted stock units was $0.1 million for each of the three and six months ended June 30, 2024, and $0.1 million and $0.2 million for the three and six months ended June 30, 2023, respectively. Unrecognized compensation expense related to restricted stock units was $0.4 million at June 30, 2024, which is expected to be recognized as expense over the weighted-average period of 1.87 years.

Stock-based compensation expense related to the ESPP was not significant in either of the three or six months ended June 30, 2024 and 2023. Total compensation cost related to the ESPP not yet recognized was not significant at June 30, 2024. As of June 30, 2024, an insignificant amount has been withheld on behalf of employees for future purchases under the ESPP.

Note 13. Income Taxes

For the three months ended June 30, 2024 the Company's income tax benefit was not significant, compared to the three months ended June 30, 2023, when the Company also recorded a minimal income tax provision. The effective tax rates for the three months ended June 30, 2024 and 2023 were 0.1% and (0.2)%, respectively. The effective tax rates differ from the federal statutory rate primarily due to operating losses not expected to produce an income tax benefit.

For each of the six months ended June 30, 2024 and 2023, the Company's income tax benefit was not significant. The effective tax rates for the six months ended June 30, 2024 and 2023 were 0.3% and 0.0%, respectively. The effective tax rates differ from the federal statutory rate primarily due to operating losses not expected to produce an income tax benefit.

The Company had insignificant unrecognized tax benefits as of June 30, 2024 and 2023. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not expect the balance of unrecognized tax benefits to change significantly over the next twelve months. The Company has not accrued interest or penalties related to uncertain tax positions as of June 30, 2024 or 2023.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(5,364)	$(7,154)	$(13,461)	$(15,971)
Weighted average shares used in computing net loss per share—basic and diluted	40,853,882	28,272,306	40,829,383	28,227,132
Net loss per share—basic and diluted	$(0.13)	$(0.25)	$(0.33)	$(0.57)

The following is a summary of the common stock equivalents for the securities outstanding during the respective periods that have been excluded from the computation of diluted net loss per common share, as their effect would be anti-dilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Employee share-based awards to purchase common stock	4,109,249	4,106,421	4,020,965	3,991,641
Warrants to purchase common stock	125,000	—	78,984	—

Note 15. Related Parties

The Company has identified Meeches LLC (Meeches) as a related party through common control. Meeches is controlled by Ted Davis and Irene Davis, whereas Irene Davis is a former officer and current director, Ted Davis is a founder and former director, and both are greater than five percent stockholders of the Company. Prior to May 16, 2023, the Company leased certain real property in Mansfield, Massachusetts, from Meeches. For each of the three and six months ended June 30, 2024, the Company did not make any lease payments to Meeches. For the three and six months ended June 30, 2023, the Company paid Meeches lease payments that were not significant and $0.1 million, respectively.

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

In August 2023, a former Teknova employee filed a claim with the California Labor and Workforce Development Agency alleging various causes of action under California’s labor, wage, and hour laws. The plaintiff generally alleged that Teknova did not appropriately calculate and pay meal break premiums and otherwise failed to calculate and pay appropriate overtime wages or bonuses to certain of its California non-exempt employees. As of December 31, 2023, the Company has accrued its best estimate of potential loss related to a possible settlement of the claims of the former employee and other employees who may assert similar claims, in the amount of $0.3 million, which is included within “Accrued liabilities” on the Balance Sheet. On June 6, 2024, a mediation took place, in the course of which Teknova agreed to settle the plaintiff’s claims for $0.4 million (the Settlement), resulting in an incremental accrual of $0.1 million during the three months ended June 30, 2024. Because the plaintiff brought his claims on behalf of himself as an individual and as a representative of a purported class of others similarly situated, a court must approve the Settlement before

Teknova will pay any amounts pursuant to the Settlement. As of June 30, 2024, the Company has therefore accrued $0.4 million within “Accrued liabilities” on the Balance Sheet.

Note 17. Subsequent Events

On July 8, 2024, the Company entered into a financing agreement with First Insurance Funding for the financing of the Company's D&O liability insurance and related policies. Under the terms of the financing agreement, the Company will pay a total of $0.6 million in premiums, taxes and fees, plus interest at an annual percentage rate of 8.49% in seven monthly separate installment payments commencing on July 25, 2024.

On July 11, 2024, the Company entered into a securities purchase agreement (the Purchase Agreement) and a registration rights agreement in connection with a private placement (the Offering) with certain accredited investors. Pursuant to the Purchase Agreement, the Company agreed to offer and sell in the Offering 12,385,883 shares of the Company’s common stock, $0.00001 par value per share, at an offering price of $1.24 per Share. The Company’s controlling stockholder, Telegraph Hill Partners Management Company LLC, through its affiliates Telegraph Hill Partners V, L.P. and THP V Affiliates Fund LLC, the Company’s President and Chief Executive Officer and a member of its board of directors, Stephen Gunstream, and the Company’s Chief Financial Officer, Matthew Lowell, participated in the Offering and purchased an aggregate of 12,217,740 shares. The Company received aggregate gross proceeds of approximately $15.4 million from the Offering, before deducting offering expenses payable by the Company. The Offering closed on July 12, 2024.

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

We generated revenue of $9.6 million during the three months ended June 30, 2024, which represents a decrease of $1.9 million compared to revenue of $11.5 million during the three months ended June 30, 2023. For the three months ended June 30, 2024 and 2023, only 4.0% and 3.9%, respectively, of our revenue was generated from customers located outside of the United States. We generated revenue of $18.9 million during the six months ended June 30, 2024, which represents a decrease of $1.7 million compared to revenue of $20.6 million during the six months ended June 30, 2023. Excluding revenue of $2.7 million from a single large Clinical Solutions order that was delivered during the three and six months ended June 30, 2023, total revenue was up 9% and 5% for the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, respectively. For the six months ended June 30, 2024 and 2023, only 4.3% and 4.1%, respectively, of our revenue was generated from customers located outside of the United States. Our sales outside of the United States are denominated in U.S. Dollars.

We had an operating loss of $5.1 million during the three months ended June 30, 2024, compared to an operating loss of $7.0 million during the three months ended June 30, 2023. We had an operating loss of $13.1 million during the six months ended June 30, 2024, compared to an operating loss of $15.9 million during the six months ended June 30, 2023. While our expenses may fluctuate over the short term, we expect our expenses will continue to increase in future periods, but at a slower rate, in connection with our ongoing activities as we:

•
attract, hire, and retain qualified personnel;
•
invest in processes and infrastructure to improve operating efficiency and expand capacity at our facilities, including the ramp up of our new, state-of-the-art manufacturing, warehouse, and distribution facilities; and
•
build our brand and market, and sell our products and services.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2024, and Three Months Ended June 30, 2023

The following tables set forth our results of operations for the three months ended June 30, 2024 and 2023 (dollars in thousands):

	For the Three Months Ended June 30,
	2024	2023	$ Change	% Change
Revenue	$9,614	$11,527	$(1,913)	(16.6)%
Cost of sales	6,810	6,461	349	5.4%
Gross profit	2,804	5,066	(2,262)	(44.7)%
Operating expenses:
Research and development	678	1,464	(786)	(53.7)%
Sales and marketing	1,456	2,174	(718)	(33.0)%
General and administrative	5,483	5,943	(460)	(7.7)%
Amortization of intangible assets	287	287	—	—
Long-lived assets impairment	—	2,195	(2,195)	(100.0)%
Total operating expenses	7,904	12,063	(4,159)	(34.5)%
Loss from operations	(5,100)	(6,997)	1,897	(27.1)%
Other expenses, net
Interest expense, net	(272)	(308)	36	(11.7)%
Other income, net	—	166	(166)	100.0%
Total other expenses, net	(272)	(142)	(130)	91.5%
Loss before income taxes	(5,372)	(7,139)	1,767	(24.8)%
(Benefit from) provision for income taxes	(8)	15	(23)	(153.3)%
Net loss	$(5,364)	$(7,154)	$1,790	(25.0)%

Revenue

Our revenue disaggregated by product category for the three months ended June 30, 2024 and 2023, was as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2024	2023	$ Change	% Change
Lab Essentials	$7,638	$7,581	$57	0.8%
Clinical Solutions	1,565	3,653	(2,088)	(57.2)%
Other	411	293	118	40.3%
Total revenue	$9,614	$11,527	$(1,913)	(16.6)%

Total revenue was $9.6 million and $11.5 million for the three months ended June 30, 2024 and 2023, respectively. Excluding revenue of $2.7 million from a single large Clinical Solutions order that was delivered during the three months ended June 30, 2023, total revenue was up 9% and Clinical Solutions revenue was up 66%.

Lab Essentials revenue was $7.6 million in each of the three months ended June 30, 2024 and 2023. Lab Essentials revenue was consistent as an increase in number of customers was offset by a similar decline in average revenue per customer.

Clinical Solutions revenue was $1.6 million for the three months ended June 30, 2024, a decrease of $2.1 million, or 57.2%, compared to $3.7 million for the three months ended June 30, 2023. The decrease in Clinical Solutions revenue was attributable to lower average revenue per customer, partially offset by an increased number of customers.

Our revenue disaggregated by geographic region, for the three months ended June 30, 2024 and 2023, was as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2024	2023	$ Change	% Change
United States	$9,228	$11,075	$(1,847)	(16.7)%
International	386	452	(66)	(14.6)%
Total revenue	$9,614	$11,527	$(1,913)	(16.6)%

Revenue from U.S. sales was $9.2 million and $11.1 million for the three months ended June 30, 2024 and 2023, respectively. Revenue from U.S. sales as a percentage of our total revenue was consistent period over period, representing 96.0% and 96.1% of our total revenue during the three months ended June 30, 2024 and 2023, respectively.

Revenue from international sales was $0.4 million and $0.5 million for the three months ended June 30, 2024 and 2023, respectively. Revenue from international sales as a percentage of our total revenue was also consistent, representing 4.0% and 3.9% of our total revenue during the three months ended June 30, 2024 and 2023, respectively.

Gross profit

Our gross profit for the three months ended June 30, 2024 and 2023, was as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2024	2023	$ Change	% Change
Cost of sales	$6,810	$6,461	$349	5.4%
Gross profit	2,804	5,066	(2,262)	(44.7)%
Gross profit %	29.2%	43.9%

Gross profit percentage was 29.2% and 43.9% for the three months ended June 30, 2024 and 2023, respectively. The decrease in gross profit percentage was primarily driven by lower Clinical Solutions revenue and increased overhead costs, largely depreciation expense following the completion of our new manufacturing facility in the prior year, partially offset by reduced headcount.

Operating expenses

Our operating expenses for the three months ended June 30, 2024 and 2023, were as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2024	2023	$ Change	% Change
Research and development	$678	$1,464	$(786)	(53.7)%
Sales and marketing	1,456	2,174	(718)	(33.0)%
General and administrative	5,483	5,943	(460)	(7.7)%
Amortization of intangible assets	287	287	—	—
Long-lived assets impairment	—	2,195	(2,195)	(100.0)%
Total operating expenses	$7,904	$12,063	$(4,159)	(34.5)%

Research and development expenses were $0.7 million and $1.5 million for the three months ended June 30, 2024 and 2023, respectively. The decrease was primarily driven by reduced headcount and supplies expense.

Sales and marketing expenses were $1.5 million and $2.2 million for the three months ended June 30, 2024 and 2023, respectively. The decrease was primarily driven by reduced headcount.

General and administrative expenses were $5.5 million and $5.9 million for the three months ended June 30, 2024 and 2023, respectively. The decrease was driven by reduced headcount and spending, primarily on professional fees, partially offset by increased facility costs.

Amortization of intangible assets was consistent at $0.3 million for each of the three months ended June 30, 2024 and 2023.

We incurred a $2.2 million impairment charge related to long-lived assets for the three months ended June 30, 2023, with no comparable charges for the three months ended June 30, 2024. Refer to “Notes to Financial Statements—Note 6—Property, Plant, and Equipment, Net,” in our 2023 Annual Report on Form 10-K for details regarding the impairment.

Other expenses, net

Our other expenses, net for the three months ended June 30, 2024 and 2023, were as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2024	2023	$ Change	% Change
Interest expense, net	$(272)	$(308)	$36	(11.7)%
Other income, net	—	166	(166)	100.0%
Total other expenses, net	$(272)	$(142)	$(130)	91.5%

Total other expenses, net was $0.3 million and $0.1 million for the three months ended June 30, 2024 and 2023, respectively. The increase in total other expenses, net was primarily due to lower amounts of interest capitalized. Additionally, interest expense was lower due to a lower debt balance outstanding despite higher interest rates, partially offset by lower interest income earned on short-term liquid investments. Capitalized interest costs were zero and $0.3 million for the three months ended June 30, 2024 and 2023, respectively.

(Benefit from) provision for income taxes

Our (benefit from) and provision for income taxes for the three months ended June 30, 2024 and 2023, was as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2024	2023	$ Change	% Change
(Benefit from) provision for income taxes	$(8)	$15	$(23)	(153.3)%
Effective tax rate	0.1%	(0.2)%

Our benefit from income taxes was not significant for the three months ended June 30, 2024, and our provision for income taxes was not significant for the three months ended June 30, 2023. The effective tax rates for the three months ended June 30, 2024 and 2023 were 0.1% and (0.2)%, respectively. The effective tax rates differ from the federal statutory rate primarily due to operating losses not expected to produce an income tax benefit.

Comparison of the Six Months Ended June 30, 2024, and Six Months Ended June 30, 2023

The following tables set forth our results of operations for the six months ended June 30, 2024 and 2023 (dollars in thousands):

	For the Six Months Ended June 30,
	2024	2023	$ Change	% Change
Revenue	$18,904	$20,648	$(1,744)	(8.4)%
Cost of sales	13,891	13,159	732	5.6%
Gross profit	5,013	7,489	(2,476)	(33.1)%
Operating expenses:
Research and development	1,538	2,859	(1,321)	(46.2)%
Sales and marketing	3,123	4,517	(1,394)	(30.9)%
General and administrative	12,864	13,288	(424)	(3.2)%
Amortization of intangible assets	574	573	1	0.2%
Long-lived assets impairment	—	2,195	(2,195)	(100.0)%
Total operating expenses	18,099	23,432	(5,333)	(22.8)%
Loss from operations	(13,086)	(15,943)	2,857	(17.9)%
Other expenses, net
Interest expense, net	(417)	(215)	(202)	94.0%
Other income, net	—	184	(184)	(100.0)%
Total other expenses, net	(417)	(31)	(386)	1245.2%
Loss before income taxes	(13,503)	(15,974)	2,471	(15.5)%
Benefit from income taxes	(42)	(3)	(39)	1300.0%
Net loss	$(13,461)	$(15,971)	$2,510	(15.7)%

Revenue

Our revenue disaggregated by product category for the six months ended June 30, 2024 and 2023, was as follows (dollars in thousands):

	For the Six Months Ended June 30,
	2024	2023	$ Change	% Change
Lab Essentials	$14,904	$14,838	$66	0.4%
Clinical Solutions	3,283	5,262	(1,979)	(37.6)%
Other	717	548	169	30.8%
Total revenue	$18,904	$20,648	$(1,744)	(8.4)%

Total revenue was $18.9 million and $20.6 million for the six months ended June 30, 2024 and 2023, respectively. Excluding revenue of $2.7 million from a single large Clinical Solutions order that was delivered during the six months ended June 30, 2023, total revenue was up 5% and Clinical Solutions revenue was up 29%.

Lab Essentials revenue was $14.9 million for the six months ended June 30, 2024, an increase of $0.1 million, or 0.4%, compared to $14.8 million for the six months ended June 30, 2023. Lab Essentials revenue was consistent as the increase in number of customers was offset by a similar decline in average revenue per customer.

Clinical Solutions revenue was $3.3 million for the six months ended June 30, 2024, a decrease of $2.0 million, or 37.6%, compared to $5.3 million for the six months ended June 30, 2023. The decrease in Clinical Solutions revenue was attributable to lower average revenue per customer, partially offset by an increased number of customers.

Our revenue disaggregated by geographic region, for the six months ended June 30, 2024 and 2023, was as follows (dollars in thousands):

	For the Six Months Ended June 30,
	2024	2023	$ Change	% Change
United States	$18,098	$19,801	$(1,703)	(8.6)%
International	806	847	(41)	(4.8)%
Total revenue	$18,904	$20,648	$(1,744)	(8.4)%

Revenue from U.S. sales was $18.1 million and $19.8 million for the six months ended June 30, 2024 and 2023, respectively. Revenue from U.S. sales as a percentage of our total revenue was consistent period over period, representing 95.7% and 95.9% of our total revenue during the six months ended June 30, 2024 and 2023, respectively.

Revenue from international sales was $0.8 million in each of the six months ended June 30, 2024 and 2023. Revenue from international sales as a percentage of our total revenue was also consistent, representing 4.3% and 4.1% of our total revenue during the six months ended June 30, 2024 and 2023, respectively.

Gross profit

Our gross profit for the six months ended June 30, 2024 and 2023, was as follows (dollars in thousands):

	For the Six Months Ended June 30,
	2024	2023	$ Change	% Change
Cost of sales	$13,891	$13,159	$732	5.6%
Gross profit	5,013	7,489	(2,476)	(33.1)%
Gross profit %	26.5%	36.3%

Gross profit percentage was 26.5% and 36.3% for the six months ended June 30, 2024 and 2023, respectively. The decrease in gross profit percentage was primarily driven by lower Clinical Solutions revenue and increased overhead costs, largely depreciation expense following the completion of our new manufacturing facility in the prior year, partially offset by reduced headcount.

Operating expenses

Our operating expenses for the six months ended June 30, 2024 and 2023, were as follows (dollars in thousands):

	For the Six Months Ended June 30,
	2024	2023	$ Change	% Change
Research and development	$1,538	$2,859	$(1,321)	(46.2)%
Sales and marketing	3,123	4,517	(1,394)	(30.9)%
General and administrative	12,864	13,288	(424)	(3.2)%
Amortization of intangible assets	574	573	1	0.2%
Long-lived assets impairment	—	2,195	(2,195)	(100.0)%
Total operating expenses	$18,099	$23,432	$(5,333)	(22.8)%

Research and development expenses were $1.5 million and $2.9 million for the six months ended June 30, 2024 and 2023, respectively. The decrease was primarily driven by reduced headcount and supplies expense.

Sales and marketing expenses were $3.1 million and $4.5 million for the six months ended June 30, 2024 and 2023, respectively. The decrease was primarily driven by reduced headcount.

General and administrative expenses were $12.9 million and $13.3 million for the six months ended June 30, 2024 and 2023, respectively. Excluding the one-time, non-recurring charges related to the reduction in workforce of $1.3 million and $0.7 million for the six months ended June 30, 2024 and 2023, respectively, general and administrative expenses decreased $1.0 million. The decrease was driven by reduced headcount and spending, primarily on professional fees and insurance, partially offset by increased stock-based compensation expense related to the stock option repricing as well as facility costs. See “Notes to Financial Statements—Note 12. Stock-Based Compensation” for a more detailed discussion of the stock option repricing.

Amortization of intangible assets was consistent at $0.6 million for each of the six months ended June 30, 2024 and 2023.

We incurred a $2.2 million impairment charge related to long-lived assets for the six months ended June 30, 2023, with no comparable charges for the six months ended June 30, 2024. Refer to “Notes to Financial Statements—Note 6—Property, Plant, and Equipment, Net,” in our 2023 Annual Report on Form 10-K for details regarding the impairment.

Other expenses, net

Our other expenses, net for the six months ended June 30, 2024 and 2023, were as follows (dollars in thousands):

	For the Six Months Ended June 30,
	2024	2023	$ Change	% Change
Interest expense, net	$(417)	$(215)	$(202)	94.0%
Other income, net	—	184	(184)	(100.0)%
Total other expenses, net	$(417)	$(31)	$(386)	1245.2%

Total other expenses, net was $0.4 million and not significant for the six months ended June 30, 2024 and 2023, respectively. The increase in total other expenses, net was primarily due to lower interest capitalized. Additionally, interest expense was lower due to a lower debt balance outstanding despite higher interest rates, partially offset by lower interest income earned on short-term liquid investments. Capitalized interest costs were zero and $0.9 million for the six months ended June 30, 2024 and 2023, respectively.

Benefit from income taxes

Our benefit from income taxes for the six months ended June 30, 2024 and 2023, was as follows (dollars in thousands):

	For the Six Months Ended June 30,
	2024	2023	$ Change	% Change
Benefit from income taxes	$(42)	$(3)	$(39)	1300.0%
Effective tax rate	0.3%	0.0%

Our benefit from income taxes was not significant in either of the six months ended June 30, 2024 and 2023. The effective tax rates for the six months ended June 30, 2024 and 2023 were 0.3% and 0.0%, respectively. The effective tax rates differ from the federal statutory rate primarily due to operating losses not expected to produce an income tax benefit.

Liquidity and Capital Resources

The primary sources of financing for our operations were our (i) initial public offering, which we completed in June 2021 (IPO) and resulted in net proceeds to us of $99.1 million, (ii) registered direct offering and concurrent private placement completed in September 2023 (collectively, the September 2023 Offerings), which resulted in aggregate gross proceeds of $22.9 million before deducting offering expenses of $0.4 million and the prepayment of $10.0 million owed under the Term Loan as discussed below, and (iii) private placement completed in July 2024 (the July 2024 Offering), which resulted in aggregate gross proceeds of $15.4 million before deducting offering expenses payable by the Company.

To facilitate our expected growth, we have used our sources of liquidity to make investments to expand our operations and increase capacity, and may continue to do so in the future. In particular, we have completed the build out of our new manufacturing facility and have made improvements to our warehouse and distribution facilities, all located in Hollister, California.

Our principal liquidity requirements are to fund our operations and capital expenditures. During the three and six months ended June 30, 2024, we incurred net losses of $5.4 million and $13.5 million, respectively. In addition, as of June 30, 2024, we had an accumulated deficit of $105.2 million and $12.1 million in borrowings outstanding under our Term Loan (defined below). As of June 30, 2024, we had $27.9 million of working capital, which included $18.6 million in cash and cash equivalents.

As of June 30, 2024, we had an outstanding principal amount of $12.1 million under a senior secured term loan (the Term Loan) pursuant to Amendment No. 5 to our Credit Agreement with MidCap Financial Trust (MidCap). On March 8, 2024, we entered into limited waivers and amendments (collectively Amendment No. 5, or, as amended, the Amended Credit Agreement) which includes a waiver from MidCap of the revenue covenant violations for each of the periods ending November 30, 2023 and January 31, 2024. Amendment No. 5 also reduced the revenue covenants for future periods up to and including for the twelve months ending December 31, 2024, from $42.0 million to $34.0 million. Amendment No. 5 also removed those requirements for the periods ending January 31, 2025 through December 31, 2025, instead requiring that for each applicable twelve-month period ending after December 31, 2024, the Company’s minimum net revenue requirement will be determined by MidCap in its reasonable discretion in consultation with the Company’s senior management and based on financial statements and projections delivered to MidCap in accordance with the financial reporting requirements in the Amended Credit Agreement, so long as the minimum net revenue requirements for those periods shall not be less than the greater of (x) the applicable minimum net revenue requirement for the twelve-month period ending on the last day of the immediately preceding month and (y) $34.0 million. In addition, Amendment No. 5 also removed the advance rate for finished goods inventory in the determination of the borrowing base for the Revolving Loan and increased the minimum cash requirement from $9.0 million to $10.0 million. Finally, Amendment No. 5 conditions the next borrowing under the Revolving Loan on the Company achieving net revenue for the preceding twelve-month period of at least $38.0 million down from $45.0 million. See

“Notes to Financial Statements—Note 10—Long-term Debt, Net,” for a more detailed discussion of the material terms of our Amended Credit Agreement.

We were in compliance with our financial covenants under the terms of the Amended Credit Agreement as of June 30, 2024. As a result of recent business improvements and actions taken by management in the current fiscal year to amend our credit agreement, reduce operating costs, and raise additional capital, management believes that there is no longer substantial doubt about our ability to continue as a going concern for the twelve-month period following the date on which the accompanying unaudited financial statements are being issued. However, debt service requirements in the future require that we continue to execute our plans both in terms of operations and financial results. Additionally, unforeseen events or changes in assumptions may occur and result in material differences between our future financial results or forecasts and the current financial forecast, and those differences could result in management concluding in the future that there is substantial doubt about our ability to continue as a going concern based upon the new information.

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

As of June 30, 2024, our material cash requirements from known contractual obligations and commitments relate primarily to operating leases for our office, manufacturing, warehouse, and distribution facilities. See “Notes to Financial Statements—Note 7—Leases,” for a discussion of our lease obligations reflected on our balance sheet.

The following table sets forth, for the periods indicated, net cash flows used in operating activities, used in investing activities, and used in financing activities (in thousands):

	For the Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(9,396)	$(11,540)
Net cash used in investing activities	(102)	(6,650)
Net cash used in financing activities	(390)	(205)
Net decrease in cash and cash equivalents	$(9,888)	$(18,395)

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

Net cash used in operating activities was $9.4 million for the six months ended June 30, 2024, which primarily consisted of net loss of $13.5 million plus net adjustments for non-cash charges of $6.6 million, offset by net changes in operating assets and liabilities of $2.6 million. The primary non-cash adjustments to net loss included $3.3 million of depreciation and amortization, $2.1 million of stock-based compensation, and $0.9 million provision for inventory. The main drivers of the changes in operating assets and liabilities were a $1.8 million decrease in accrued liabilities, a $0.7 million increase in accounts receivable, a $0.4 million decrease in accounts payable, and a $0.3 million increase in inventories, partially offset by a $0.4 million decrease in prepaid expenses and other current assets and a $0.2 million decrease other non-current assets.

Net cash used in operating activities was $11.5 million for the six months ended June 30, 2023, which primarily consisted of net loss of $16.0 million plus net adjustments for non-cash charges of $7.0 million, offset by net changes in operating assets and liabilities of $2.5 million. The primary non-cash adjustments to net loss included $2.4 million of depreciation and amortization, $2.2 million impairment charge related to long-lived assets, $2.1 million of stock-based compensation, and $0.2 million amortization of debt financing costs. The main drivers of the changes in operating assets and liabilities were a $1.4 million decrease in accounts payable, $1.2 million decrease in accrued liabilities, $1.1 million increase in contract assets, and a $0.3 increase in accounts receivable, partially offset by a $1.0 million decrease in prepaid expenses and other current assets, a $0.2 million decrease other non-current assets, and a $0.2 million decrease in inventories.

Investing Activities

Net cash used in investing activities was $0.1 million for the six months ended June 30, 2024, which consisted of purchases of property, plant, and equipment of $0.2 million, partially offset by proceeds from the sale of certain long-lived assets of $0.1 million.

Net cash used in investing activities was $6.7 million for the six months ended June 30, 2023, which consisted of purchases of property, plant, and equipment.

Financing Activities

Net cash used in financing activities was $0.4 million for the six months ended June 30, 2024, which was primarily attributable to repayments of financed insurance premiums of $0.4 million, partially offset by proceeds of $0.1 million from the issuance of common stock under our employee stock purchase plan.

Net cash used in financing activities was $0.2 million for the six months ended June 30, 2023, which was primarily attributable to the payment of ATM Facility costs of $0.4 million, partially offset by proceeds of $0.1 million from the exercise of stock options and $0.1 million from issuance of common stock under our employee stock purchase plan.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material legal proceedings at this time. From time to time, we may become involved in various legal proceedings that arise in the ordinary course of business. For example, we may in the future become involved in legal proceedings relating to customers, employees, suppliers, competitors, government agencies, or others. We will evaluate any claims and lawsuits with respect to their potential merits, our potential defenses and counter claims, and the expected effect on us of defending the claims and a potential adverse result. However, the results of any litigation, investigation, or other legal proceedings are inherently unpredictable and potentially expensive. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, damage our reputation, require significant amounts of management time, and divert significant resources. If any legal proceedings were to be determined adversely to us, or we were to enter into a settlement arrangement, we could be exposed to monetary damages or limits on our ability to operate our business, which could have an adverse effect on our business, financial condition, and operating results. Information pertaining to loss contingencies, including those arising out of potential legal liabilities and related matters, are described in Note 16, Contingencies, to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

We have incurred operating losses in the past, may incur operating losses in the future and may never achieve or maintain profitability. For the three and six months ended June 30, 2024, we incurred net losses of $5.4 million and $13.5 million, respectively, and during the three and six months ended June 30, 2023, we incurred net losses of $7.2 million and $16.0 million, respectively. We have incurred and will continue to incur costs in connection with legal, accounting, and other administrative expenses related to operating as a public company and we expect that our operating expenses will increase modestly with the growth of our business. Since our inception, we have financed our operations primarily through revenue from our products, the sale of our equity securities (including through our June 2021 IPO, September 2023 registered direct offering and private placements as well as our July 2024 private placements), and debt. While our revenue has generally grown over the last several years, it decreased in 2023 compared to 2022. If our revenue continues to decline or fails to grow at a rate sufficient to offset our operating expenses, we will not be able to achieve and maintain profitability in future periods. We may never be able to generate sufficient revenue to achieve or maintain profitability, and our more recent growth and historical profitability should not be considered predictive of our future performance.

A significant portion of our total outstanding shares of common stock are available for immediate resale and may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. All shares sold in our IPO were freely tradable upon such sale without restriction or further registration under the Securities Act, except for any shares held by our affiliates, as that term is defined under Rule 144 of the Securities Act (Rule 144), including our directors, executive officers, and other affiliates (including Telegraph Hill Partners), which may be sold only in compliance with certain limitations. The shares of our common stock issued in the course of our September 2023 registered direct offering and private placements are now also freely tradable, subject to the same limitations applicable to our directors, executive officers, and other affiliates (including Telegraph Hill Partners). In addition, the shares of our common stock most recently issued in the course of our July 2024 private placements (discussed further below) will become freely tradable when we file a registration statement with the Securities and Exchange Commission to register those shares for resale which is expected to occur on or before August 26, 2024 pursuant to the terms of the underlying registration rights agreement.

As of June 30, 2024, we have 40,915,331 shares of common stock outstanding, substantially all of which are held by directors, executive officers, and other affiliates and will be subject to volume, manner of sale, and other limitations under Rule 144. Subsequently, on July 12, 2024, we sold 12,385,883 shares of Teknova’s common stock at an offering price of $1.24 per share. Our controlling stockholder, Telegraph Hill Partners Management Company LLC, through its affiliates Telegraph Hill Partners V, L.P. and THP V Affiliates Fund LLC, Teknova’s President and Chief Executive Officer and a member of its board of directors, Stephen Gunstream, and Teknova’s Chief Financial Officer, Matthew Lowell, participated in the offering and purchased an aggregate of 12,217,740 shares. Registration of any of these outstanding shares of common stock, which is expected to occur with the respect to the shares issued in July 2024 in August 2024, would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the registration statement.

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

As of June 30, 2024, there were 312,174, 1,529,495 and 2,313,599 shares of common stock reserved for issuance pursuant to outstanding stock option awards under the 2016 Stock Plan, as amended (2016 Plan), the 2020 Equity Incentive Plan, as amended (2020 Plan) and the 2021 Equity Incentive Plan (2021 Plan), respectively. In addition, the 2021 Plan and the ESPP provide for annual automatic increases in the number of shares reserved thereunder. As of January 1, 2024, a total of 4,825,264 and 976,045 shares of common stock were available and have been reserved for future issuance under the 2021 Plan and our ESPP, respectively. In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to you.

We face risks arising from our recent and possible future workforce reductions, including adverse effects on employee morale, risks to our ability to meet customer demand with adequate turnaround times, and uncertainty around our ability to achieve anticipated cost savings from the workforce reductions.

During the roughly twelve-month period from February 2023 to January 2024, we undertook two strategic reductions in our workforce designed both to align the costs of our business with our near-term revenue expectations and to create operational and management-level efficiencies. These workforce reductions may result in unintended consequences, such as attrition beyond the intended number of employees, reduced morale among our remaining employees, and the loss of institutional knowledge and expertise. In addition, while we have eliminated positions, we might not successfully distribute the duties and obligations of our former employees among our remaining employees. The reductions in workforce could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives.

We cannot provide assurance that we will not undertake additional workforce reductions or that we will be able to realize the cost savings and other anticipated benefits from our previous or any future workforce reductions. In addition, our previous and any future workforce reductions may adversely affect our ability to respond rapidly to any new product, growth, or revenue opportunities, to meet customer demand with adequate turnaround times, and otherwise to execute on our business plans. Additionally, reductions in workforce may make it more difficult to recruit and retain new employees. If we need to increase the size of our workforce in the future, we may encounter a competitive hiring market due to labor shortages, increased employee turnover, changes in the availability of workers, and increased wage costs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
Unregistered Sales of Equity Securities

No unregistered sales or issuances of equity occurred during the quarter ended June 30, 2024.

(b)
Use of Proceeds from Initial Public Offering of Common Stock

Not applicable.

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

Limited Waiver and Amendment No. 5 dated as of March 8, 2024, to the Amended and Restated Credit and Security Agreement (Term Loan), dated as of May 10, 2022, and as amended on November 8, 2022, March 28, 2023, July 13, 2023, and September 19, 2023, by and among Alpha Teknova, Inc. and MidCap Financial Trust, as agent and as a lender, and the additional lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 11, 2024).

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

10.3	§	Form of Securities Purchase Agreement, dated July 11, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on July 12, 2024).
10.4	§	Form of Registration Rights Agreement, dated July 11, 2024 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on July 12, 2024).
31.1	*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

ALPHA TEKNOVA INC.

Date: August 13, 2024	By:	/s/ STEPHEN GUNSTREAM
Stephen Gunstream
President and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2024	By:	/s/ MATTHEW LOWELL
Matthew Lowell
Chief Financial Officer (Principal Financial Officer)