Form 10-Q
period 2024-09-30
Alpha Teknova, Inc.
filed 2024-11-08
CIK 1850902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 7, 2024, the registrant had 53,307,689 shares of common stock, $0.00001 par value per share, outstanding.

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

ALPHA TEKNOVA, INC.

Form 10-Q for the Quarter Ended September 30, 2024

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

ALPHA TEKNOVA, INC.

Condensed Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$9,576	$8,169	$28,480	$28,817
Cost of sales	9,486	6,697	23,377	19,856
Gross profit	90	1,472	5,103	8,961
Operating expenses:
Research and development	627	1,397	2,165	4,256
Sales and marketing	1,640	2,412	4,763	6,929
General and administrative	4,968	6,138	17,832	19,426
Amortization of intangible assets	287	287	861	860
Long-lived assets impairment	—	—	—	2,195
Total operating expenses	7,522	10,234	25,621	33,666
Loss from operations	(7,432)	(8,762)	(20,518)	(24,705)
Other expenses, net
Interest expense, net	(141)	(791)	(558)	(1,006)
Loss on extinguishment of debt	—	(824)	—	(824)
Other income, net	—	233	—	417
Total other expenses, net	(141)	(1,382)	(558)	(1,413)
Loss before income taxes	(7,573)	(10,144)	(21,076)	(26,118)
(Benefit from) provision for income taxes	(8)	9	(50)	6
Net loss	$(7,565)	$(10,153)	$(21,026)	$(26,124)
Net loss per share—basic and diluted	$(0.15)	$(0.34)	$(0.47)	$(0.91)
Weighted average shares used in computing net loss per share—basic and diluted	51,821,395	29,956,930	44,520,132	28,810,068

The accompanying notes are an integral part of these condensed financial statements.

ALPHA TEKNOVA, INC.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	As of September 30, 2024	As of December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$6,145	$28,484
Short-term investments, held -to-maturity	25,546	—
Accounts receivable, net of allowance for credit losses of $74 thousand and $20 thousand as of September 30, 2024 and December 31, 2023, respectively	4,605	3,948
Inventories, net	7,674	11,594
Prepaid expenses and other current assets	1,960	1,634
Total current assets	45,930	45,660
Property, plant, and equipment, net	46,715	50,364
Operating right-of-use lease assets	16,558	16,472
Intangible assets, net	13,378	14,239
Other non-current assets	1,518	1,852
Total assets	$124,099	$128,587
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$975	$1,493
Accrued liabilities	4,373	5,579
Current portion of operating lease liabilities	1,843	1,803
Current portion of long-term debt	2,528	—
Total current liabilities	9,719	8,875
Deferred tax liabilities	867	919
Other accrued liabilities	30	102
Long-term debt, net	10,857	13,251
Long-term operating lease liabilities	15,358	15,404
Total liabilities	36,831	38,551
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized at September 30, 2024 and December 31, 2023, respectively, zero shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.00001 par value, 490,000,000 shares authorized at September 30, 2024 and December 31, 2023, 53,302,993 and 40,793,848 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	1	—
Additional paid-in capital	200,079	181,822
Accumulated deficit	(112,812)	(91,786)
Total stockholders’ equity	87,268	90,036
Total liabilities and stockholders’ equity	$124,099	$128,587

The accompanying notes are an integral part of these condensed financial statements.

ALPHA TEKNOVA, INC.

Condensed Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at July 1, 2024	40,915,331	$—	$184,175	$(105,247)	$78,928
Equity financing, net of issuance costs	12,385,883	1	15,140	—	15,141
Stock-based compensation	—	—	760	—	760
Issuance of common stock upon exercise of stock options	1,779	—	4	—	4
Net loss	—	—	—	(7,565)	(7,565)
Balance at September 30, 2024	53,302,993	$1	$200,079	$(112,812)	$87,268

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at July 1, 2023	28,341,302	$—	$157,185	$(70,977)	$86,208
Equity financing, net of issuance costs	12,386,478	—	22,562	—	22,562
Stock-based compensation	—	—	1,035	—	1,035
Net loss	—	—	—	(10,153)	(10,153)
Balance at September 30, 2023	40,727,780	$—	$180,782	$(81,130)	$99,652

The accompanying notes are an integral part of these condensed financial statements.

ALPHA TEKNOVA, INC.

Condensed Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2024	40,793,848	$—	$181,822	$(91,786)	$90,036
Equity financing, net of issuance costs	12,385,883	1	15,140	—	15,141
Issuance of common stock warrants	—	—	132	—	132
Stock-based compensation	—	—	2,900	—	2,900
Vesting of restricted stock units	67,169	—	—	—	—
Issuance of common stock under employee stock purchase plan	54,314	—	81	—	81
Issuance of common stock upon exercise of stock options	1,779	—	4	—	4
Net loss	—	—	—	(21,026)	(21,026)
Balance at September 30, 2024	53,302,993	$1	$200,079	$(112,812)	$87,268

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2023	28,179,423	$—	$154,891	$(55,006)	$99,885
Equity financing, net of issuance costs	12,386,478	—	22,562	—	22,562
Stock-based compensation	—	—	3,115	—	3,115
Vesting of restricted stock units	28,071	—	—	—	—
Issuance of common stock under employee stock purchase plan	82,034	—	138	—	138
Issuance of common stock upon exercise of stock options	51,774	—	76	—	76
Net loss	—	—	—	(26,124)	(26,124)
Balance at September 30, 2023	40,727,780	$—	$180,782	$(81,130)	$99,652

The accompanying notes are an integral part of these condensed financial statements.

ALPHA TEKNOVA, INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2024	2023
Operating activities:
Net loss	$(21,026)	$(26,124)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	61	21
Inventory reserve	4,235	130
Depreciation and amortization	4,933	4,049
Stock-based compensation	2,900	3,115
Deferred taxes	(52)	5
Accrued interest income on short-term investments	(118)	—
Amortization of debt financing costs	291	415
Non-cash lease expense	140	86
Loss on disposal of property, plant, and equipment	49	5
Long-lived assets impairment	—	2,195
Loss on extinguishment of debt	—	824
Changes in operating assets and liabilities:
Accounts receivable	(718)	(721)
Inventories	(315)	649
Income taxes receivable	—	22
Prepaid expenses and other current assets	(943)	(694)
Other non-current assets	334	300
Accounts payable	(430)	(948)
Accrued liabilities	(724)	815
Other	(72)	(66)
Cash used in operating activities	(11,455)	(15,922)
Investing activities:
Purchases of short-term investments	(25,428)	—
Proceeds from sale of property, plant, and equipment	125	—
Purchases of property, plant, and equipment	(558)	(7,622)
Cash used in investing activities	(25,861)	(7,622)
Financing activities:
Proceeds from equity financing, net	15,104	22,915
Repayment of long-term debt	—	(10,000)
Proceeds from financed insurance premiums	385	1,004
Repayment of financed insurance premiums	(572)	(294)
Payment of debt issuance costs	(25)	(24)
Payment of at-the-market facility costs	—	(395)
Proceeds from exercise of stock options	4	76
Proceeds from issuance of common stock under employee stock purchase plan	81	138
Cash provided by financing activities	14,977	13,420
Change in cash, cash equivalents, and restricted cash	(22,339)	(10,124)
Cash, cash equivalents, and restricted cash at beginning of period	28,484	42,236
Cash, cash equivalents, and restricted cash at end of period	$6,145	$32,112
Supplemental cash flow disclosures:
Income taxes paid	$41	$—
Interest paid, net of amounts capitalized	$1,178	$1,934
Debt issuance costs included in accrued liabilities	$—	$23
Offering costs included in accounts payable and accrued liabilities	$18	$353
Capitalized property, plant, and equipment included in accounts payable and accrued liabilities	$90	$205
Issuance of common stock warrants	$132	$—
Recognition of operating right-of-use lease asset	$1,293	$(1,137)
Recognition of operating lease liabilities	$1,306	$(1,193)

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

Going Concern

Accounting Standards Codification (ASC) 205-40, Presentation of Financial Statements—Going Concern, requires management to evaluate an entity’s ability to continue as a going concern for the twelve-month period following the date on which the financial statements are available for issuance. Management performed an assessment to determine whether there were conditions or events that, considered individually or in the aggregate, raised substantial doubt about the Company’s ability to continue as a going concern for the twelve-month period following the date on which the accompanying unaudited financial statements are being issued.

Previous going concern assessments indicated negative conditions and events related to the Company’s limited capital resources to fund ongoing operations and the Company’s ability to comply with future financial covenants under the terms of the Amended Credit Agreement (defined in Note 10), both of which raised substantial doubt about the Company’s ability to continue as a going concern as described in our 2023 Annual Report on Form 10-K. However, the Company was in compliance with its financial covenants under the terms of the Amended Credit Agreement as of September 30, 2024 and as a result of recent business improvements and actions taken by management in the current fiscal year to amend its credit agreement, reduce operating costs, and raise additional capital (as described further in Note 2 below), management believes that there is no longer substantial doubt about the Company’s ability to continue as a going concern for the twelve-month period following the date on which the accompanying unaudited financial statements are being issued. Debt service requirements in the future require that the Company continues to execute its plans both in terms of operations and financial results. Additionally, unforeseen events or changes in assumptions may occur and result in material differences between the Company’s future financial results or forecasts and the current financial forecast, and those differences could result in management concluding in the future that there is substantial doubt about the Company’s ability to continue as a going concern based upon the new information.

Private Placement Offering

On July 11, 2024, the Company entered into a securities purchase agreement (the Purchase Agreement) and a registration rights agreement in connection with a private placement (the Offering) with certain accredited investors. Pursuant to the Purchase Agreement, the Company agreed to offer and sell in the Offering 12,385,883 shares of the Company’s common stock, $0.00001 par value per share, at an offering price of $1.24 per share. The Company’s controlling stockholder, Telegraph Hill Partners Management Company LLC, through its affiliates Telegraph Hill Partners V, L.P. and THP V Affiliates Fund LLC, the Company’s President and Chief Executive Officer and member of its board of directors, Stephen Gunstream, and the Company’s Chief Financial Officer, Matthew Lowell, participated in the Offering and, collectively, purchased an aggregate of 12,217,740 shares. The Company received aggregate gross proceeds of approximately $15.4 million from the Offering, before deducting offering expenses of $0.2 million. Offering expenses were included as a reduction to additional paid-in capital on the balance sheet. The Offering closed on July 12, 2024.

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

Short-term Held-to-Maturity Investments

The Company invests excess cash balances in short-term U.S. Treasuries. Investments are classified based on the facts and circumstances present at the time of purchase. The appropriateness of that classification is subsequently reassessed at each reporting date. As of September 30, 2024, the Company has both the ability and intention to hold these investments until maturity and therefore has classified these investments as held-to-maturity and recorded them at amortized cost which approximates fair value and presented them in “Short-term investments, held -to-maturity” on the balance sheet. The fair value of the Company's short-term investments was based on quoted prices in active markets for these investments (Level 1). The income recognized for these investments is recorded within interest income on the statement of operations.

Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. Additionally, all disclosure requirements under the guidance are also required for public entities with a single reportable segment. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company will first apply this standard in the fourth quarter of fiscal 2024 and continues to evaluate the impact this standard will have on the Company’s disclosures.

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

Teknova’s revenue, disaggregated by product category, was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Lab Essentials	$7,161	$7,274	$22,065	$22,112
Clinical Solutions	1,964	597	5,247	5,859
Other	451	298	1,168	846
Total revenue	$9,576	$8,169	$28,480	$28,817

Teknova’s revenue, disaggregated by geographic region, was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$9,057	$7,827	$27,155	$27,628
International	519	342	1,325	1,189
Total revenue	$9,576	$8,169	$28,480	$28,817

Note 4. Concentrations of Risk

Customers

Customers who accounted for 10% or more of the Company’s revenues and outstanding balance of accounts receivable and contract assets are presented as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		As of	As of
	2024	2023	2024	2023	September 30, 2024	December 31, 2023
Distributor customer A	19%	20%	18%	18%	21%	16%
Distributor customer B	*	*	*	*	10%	*

* Represents less than 10%.

The Company’s customers that are distributors, as opposed to direct customers, represent highly diversified customer bases.

Suppliers

Suppliers who accounted for 10% or more of the Company’s inventory purchases and outstanding balance of accounts payable are presented as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		As of	As of
	2024	2023	2024	2023	September 30, 2024	December 31, 2023
Distributor supplier A	37%	46%	37%	39%	21%	18%
Direct supplier A	10%	*	12%	10%	*	*
Direct supplier B	*	13%	*	10%	*	*

* Represents less than 10%.

The Company’s suppliers that are distributors, as opposed to direct suppliers, represent highly diversified supplier bases.

Note 5. Inventories, Net

Inventories consisted of the following (in thousands):

	As of September 30, 2024	As of December 31, 2023
Finished goods, net	$5,235	$8,573
Work in process	134	47
Raw materials, net	2,305	2,974
Total inventories, net	$7,674	$11,594

Note 6. Property, Plant, and Equipment, Net

Property, plant, and equipment consisted of the following (in thousands):

	As of September 30, 2024	As of December 31, 2023
Machinery and equipment	$29,765	$30,082
Office furniture and equipment	842	842
Vehicles	340	291
Leasehold improvements	24,915	24,673
	55,862	55,888
Less—Accumulated depreciation	(11,439)	(7,528)
	44,423	48,360
Construction in progress	2,292	2,004
Total property, plant, and equipment, net	$46,715	$50,364

For the three and nine months ended September 30, 2024, depreciation expense was $1.4 million and $4.1 million, respectively, and for the three and nine months ended September 30, 2023, depreciation expense was $1.3 million and $3.2 million, respectively.

Teknova capitalizes interest on funds borrowed to finance certain of its capital expenditures. Capitalized interest is recorded as part of an asset’s cost and depreciated over the asset’s useful life. For each of the three and nine months ended September 30, 2024, capitalized interest costs were zero and for the three and nine months ended September 30, 2023, capitalized interest costs were not significant and $0.9 million, respectively.

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

The components of lease expense and other information related to leases were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease expense	$745	$640	$2,236	$2,041
Variable lease expense	109	54	326	164
Total lease expense	$854	$694	$2,562	$2,205

Cash paid for amounts included in the measurement of the lease liabilities was $0.7 million and $2.1 million for the three and nine months ended September 30, 2024, respectively, and cash paid for amounts included in the measurement of the lease liabilities was $0.6 million and $2.1 million for the three and nine months ended September 30, 2023, respectively. The weighted-average discount rate was 5.0% and the weighted-average remaining lease term was 8.2 years as of September 30, 2024.

Maturities of operating lease liabilities at September 30, 2024 were as follows (in thousands):

Amount
Remainder of 2024	$703
2025	2,569
2026	2,627
2027	2,631
2028	2,480
Thereafter	10,296
Total lease payments	21,306
Less: imputed interest	(4,105)
Present value of lease liabilities	$17,201

Note 8. Intangible Assets, Net

The following is a summary of intangible assets with definite and indefinite lives (in thousands):

	Balance at September 30, 2024			Balance at December 31, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Definite Lived:
Customer relationships	$9,180	$6,552	$2,628	$9,180	$5,691	$3,489
Indefinite Lived:
Tradename	10,750	—	10,750	10,750	—	10,750
Total intangible assets	$19,930	$6,552	$13,378	$19,930	$5,691	$14,239

For each of the three months ended September 30, 2024 and 2023, amortization expense was $0.3 million and for each of the nine months ended September 30, 2024 and 2023, amortization expense was $0.9 million.

As of September 30, 2024, the remaining weighted-average useful life of definite lived intangible assets was 2.3 years. The estimated future amortization expense of intangible assets with definite lives is as follows (in thousands):

Amount
Remainder of 2024	$287
2025	1,148
2026	1,148
2027	45
Estimated future amortization expense of definite-lived intangible assets	$2,628

Note 9. Accrued Liabilities

Accrued liabilities were comprised of the following (in thousands):

	As of September 30, 2024	As of December 31, 2023
Payroll-related	$2,712	$3,826
Property, plant, and equipment	90	—
Deferred revenue	34	16
Insurance premiums and accrued interest	222	409
Loss contingency accrual	373	300
Other	942	1,028
Total current accrued liabilities	$4,373	$5,579

On July 8, 2024, the Company entered into a financing agreement with First Insurance Funding for the financing of the Company’s D&O liability insurance and related policies. Under the terms of the financing agreement, the Company will pay a total of $0.6 million in premiums, taxes and fees, plus interest at an annual percentage rate of 8.49% in seven monthly separate installment payments commencing on July 25, 2024. During the three months ended September 30, 2024, the Company made a down payment on the policy of $0.2 million to the insurer and three monthly installments for an aggregate of $0.2 million to First Insurance Funding. As of September 30, 2024, the Company owed $0.2 million for insurance premiums and accrued interest.

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

The interest on the Term Loan is based on the forward-looking one-month term Secured Overnight Financing Rate adjusted upward by 0.10% (Term SOFR) plus an applicable margin of 7.00%, subject to a Term SOFR floor of 4.50%. If any advance under the Term Loan is prepaid at any time, a prepayment fee is charged based on the amount being prepaid and an applicable percentage amount, such as 4%, 3%, or 1%, based on the date the prepayment is made. Interest on an outstanding balance under the Revolver is payable monthly in arrears at an annual rate of Term SOFR plus an applicable margin of 4.00%, subject to a Term SOFR floor of 4.50%.

The Amended Credit Agreement includes minimum net revenue requirements that are measured on a trailing twelve-month basis and a minimum cash requirement. Amendment No. 5 reduced the minimum net revenue requirements for future periods up to and including for the twelve months ending December 31, 2024—for example, the Company’s minimum net revenue requirement was reduced for the twelve months ending December 31, 2024, from $42.0 million to $34.0 million. Amendment No. 5 also removed those requirements for the periods ending January 31, 2025 through December 31, 2025, instead requiring that for each applicable twelve-month period ending after December 31, 2024, the Company’s minimum net revenue requirement will be determined by MidCap in its reasonable discretion in consultation with the Company’s senior management and based on financial statements and projections delivered to MidCap in accordance with the financial reporting requirements in the Amended Credit Agreement, so long as the minimum net revenue requirements for those periods shall not be less than the greater of (x) the applicable minimum net revenue requirement for the twelve-month period ending on the last day of the immediately preceding month and (y) $34.0 million. In addition, Amendment No. 5 also removed the advance rate for finished goods inventory in the determination of the borrowing base for the Revolver and increased the minimum cash requirement from $9.0 million to $10.0 million. Under the terms of the Amended Credit Agreement, cash and cash equivalents as well as short-term investments in U.S. Treasuries are included in the determination of the minimum cash covenant. Finally, Amendment No. 5 conditions the next borrowing under the Revolver on the Company achieving net revenue for the preceding twelve-month period of at least $38.0 million down from $45.0 million. As a condition to the effectiveness of Amendment No. 5, the Company also issued an equity-classified warrant with a fair value of $0.1 million as described further in “Note 11. Stockholder’s Equity.” This warrant was recorded as additional debt issuance costs, which is being amortized to interest expense over the term of the Amended Credit Agreement using the effective interest method.

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

Long-term debt, net consisted of the following (in thousands):

	As of September 30, 2024	As of December 31, 2023
Term Loan	$12,135	$12,135
Cumulative accretion of exit fee	1,472	1,261
Unamortized debt discount and debt issuance costs	(222)	(145)
Total debt	13,385	13,251
Less: Current portion of long-term debt	(2,528)	—
Long-term debt, net of current portion	$10,857	$13,251

At September 30, 2024, the scheduled maturities of the Company’s debt obligations were as follows (in thousands):

Amount
Remainder of 2024	$—
2025	3,539
2026	6,068
2027	2,528
Total	$12,135

As of September 30, 2024, the fair value of the Company’s debt approximated its carrying value. The fair value of the Company’s debt was based on observable market inputs (Level 2).

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

Warrant to Purchase Common Stock

On March 8, 2024, as a condition to the effectiveness of Amendment No. 5, the Company issued to MidCap Funding XXVII a warrant to purchase up to an aggregate of 125,000 shares (the Common Warrant) of common stock with an exercise price of $2.9934 per share, subject to adjustment as provided therein.

The Company determined that the Common Warrant is not a liability within the scope of ASC 480, but met the requirements to be classified within stockholders’ equity, because the warrant is indexed to the Company’s common stock and met all of the conditions for equity classification in accordance with ASC 815. Accordingly, the Common Warrant was recorded as a component of additional paid-in capital in the statements of stockholders’ equity at the time of issuance. The Common Warrant was valued using the Black-Scholes option pricing model with the following assumptions: (i) fair value of common stock of $2.8500, (ii) exercise price of $2.9934, (iii) term of 5 years, (iv) dividend rate of 0%, (v) volatility of 36.70%, and (vi) risk free interest rate of 4.06%.

On October 15, 2024, MidCap exercised the Common Warrant in full and the Company issued 65,036 shares of common stock through a cashless exercise in accordance with the conversion terms.

Note 12. Stock-Based Compensation

Equity Incentive Plans

The Company maintains a stock incentive plan that permits the granting of incentive stock options or nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, and other stock-based awards. The equity-based awards for employees generally vest over a four-year period, pursuant to two different vesting schedules. For initial equity-based awards granted to employees, the first vest is generally a one-year cliff vest, followed by monthly vesting for the final three years. Thereafter, annual equity-based awards granted to employees typically vest monthly over the four-year vest term. The initial equity-based awards granted to the Company’s non-employee, independent directors upon appointment to the board of directors will vest over a three-year period, with the first vest being a one-year cliff, followed by monthly vesting over the remaining two years. Thereafter, annual equity-based awards granted to the Company’s non-employee, independent directors will cliff vest after one year from the date of grant.

Stock Options

The following table summarizes the stock option activity for the nine months ended September 30, 2024 (in thousands, except share and per share data):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2024	4,041,807	$6.41	7.53	$5,159
Granted	730,100	$2.86
Exercised	(1,779)	$1.97
Forfeited	(470,342)	$9.12
Expired	(320,156)	$11.94
Outstanding at September 30, 2024	3,979,630	$5.00	7.08	$8,262
Exercisable at September 30, 2024	2,310,762	$5.22	6.49	$5,362
Vested and expected to vest at September 30, 2024	3,694,948	$5.35	7.29	$7,013

The weighted average assumptions used in the Black-Scholes pricing model for stock options granted during the three and nine months ended September 30, 2024, were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Estimated dividend yield	-%	-%	-%	-%
Weighted-average expected stock price volatility	36.05%	35.43%	35.91%	35.08%
Weighted-average risk-free interest rate	3.49%	4.54%	4.33%	4.15%
Expected average term of options (in years)	6.25	3.00	6.25	5.95
Weighted-average fair value of common stock	$4.40	$1.95	$2.86	$5.05
Weighted-average fair value per option	$1.84	$0.57	$1.24	$2.12

Restricted Stock

The following table summarizes the restricted stock unit activity for the nine months ended September 30, 2024 (in thousands, except share and per share data):

	Number of Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2024	155,780	$5.05	1.36	$581
Granted	60,000	$1.29
Vested	(67,169)	$4.58
Forfeited	(21,000)	$5.41
Outstanding at September 30, 2024	127,611	$3.47	1.09	$618
Vested and expected to vest at September 30, 2024	127,611	$3.47	1.09	$618

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan (ESPP) that authorizes the issuance of shares of common stock pursuant to purchase rights granted to eligible employees. Unless otherwise determined by the Company’s board of directors, shares of the Company’s common stock will be purchased for the accounts of employees participating in the Company’s ESPP at a price per share equal to the lesser of (i) 85% of the fair market value of a share of the Company’s common stock on the first day of an offering; or (ii) 85% of the fair market value of a share of the Company’s common stock on the date of purchase. Offering periods are generally six months long; offering periods begin on June 1 and December 1 of each year. The Company issued zero and 54,314 shares of common stock under the ESPP during the three and nine months ended September 30, 2024, respectively. The Company issued zero and 82,034 shares of common stock under the ESPP during the three and nine months ended September 30, 2023, respectively.

Repricing of Outstanding and Unexercised Options

In January 2024, the Company’s board of directors approved a one-time repricing of certain previously granted and still outstanding vested and unvested stock option awards held by eligible employees, executive officers, and non-employee directors. As a result, the exercise price for these awards will be lowered to $2.97 per share effective September 14, 2025, which was the closing price of the Company’s common stock as reported on the Nasdaq Global Stock Market on March 14, 2024, so long as the holder remains employed by the Company or continues to serve as a member of the board of directors through September 14, 2025 absent earlier trigger events defined in the option repricing plan. No other terms of the stock options were modified, and the stock options will continue to vest according to their original vesting schedules and will retain their original expiration dates. As a result of the repricing, 1,631,016 vested and unvested stock options outstanding as of March 14, 2024, with original exercise prices ranging from $3.02 to $27.49, were repriced.

The repricing on March 14, 2024, resulted in incremental stock-based compensation expense of $0.9 million, of which $0.5 million related to vested stock option awards and was expensed on the repricing date. The remaining $0.4 million related to unvested stock option awards and is being amortized on a straight-line basis over the weighted-average vesting period of those awards of approximately 2.38 years as of March 14, 2024.

Stock-Based Compensation Expense

Stock-based compensation expense included in the accompanying condensed financial statements was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of sales	$10	$36	$89	$112
Research and development	18	43	65	120
Sales and marketing	33	168	162	492
General and administrative	699	788	2,584	2,391
Total stock-based compensation expense	$760	$1,035	$2,900	$3,115

Stock-based compensation expense related to stock options was $0.7 million and $2.7 million for the three and nine months ended September 30, 2024, respectively, and $0.9 million and $2.8 million for the three and nine months ended September 30, 2023, respectively. Unrecognized compensation expense related to stock options was $4.6 million at September 30, 2024, which is expected to be recognized as expense over the weighted-average period of 2.90 years.

Stock-based compensation expense related to restricted stock units was $0.1 million and $0.2 million for the three and nine months ended September 30, 2024, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2023, respectively. Unrecognized compensation expense related to restricted stock units was $0.4 million at September 30, 2024, which is expected to be recognized as expense over the weighted-average period of 1.62 years.

Stock-based compensation expense related to the ESPP was not significant for the three or nine months ended September 30, 2024, respectively, and not significant and $0.1 million for the three and nine months ended September 30, 2023, respectively. Total compensation cost related to the ESPP not yet recognized was not significant at September 30, 2024. As of September 30, 2024, an insignificant amount has been withheld on behalf of employees for future purchases under the ESPP.

Note 13. Income Taxes

For the three months ended September 30, 2024, the Company’s income tax benefit was not significant, compared to the three months ended September 30, 2023, when the Company recorded a minimal income tax provision. The effective tax rates for the three months ended September 30, 2024 and 2023 were 0.1% and (0.1)%, respectively. The effective tax rates differ from the federal statutory rate primarily due to operating losses not expected to produce an income tax benefit.

For the nine months ended September 30, 2024, the Company’s income tax benefit was not significant, compared to the nine months ended September 30, 2023, when the Company recorded a minimal income tax provision. The effective tax rates for the nine months ended September 30, 2024 and 2023 were 0.2% and (0.0)%, respectively. The effective tax rates differ from the federal statutory rate primarily due to operating losses not expected to produce an income tax benefit.

The Company had insignificant unrecognized tax benefits as of September 30, 2024 and 2023. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not expect the balance of unrecognized tax benefits to change significantly over the next twelve months. The Company has not accrued interest or penalties related to uncertain tax positions as of September 30, 2024 or 2023.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(7,565)	$(10,153)	$(21,026)	$(26,124)
Weighted average shares used in computing net loss per share—basic and diluted	51,821,395	29,956,930	44,520,132	28,810,068
Net loss per share—basic and diluted	$(0.15)	$(0.34)	$(0.47)	$(0.91)

The following is a summary of the common stock equivalents for the securities outstanding during the respective periods that have been excluded from the computation of diluted net loss per common share, as their effect would be anti-dilutive:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Employee share-based awards to purchase common stock	3,873,226	4,019,909	3,970,116	4,000,857
Warrants to purchase common stock	125,000	—	94,434	—

Note 15. Related Parties

The Company has identified Meeches LLC (Meeches) as a related party through common control. Meeches is controlled by Ted Davis and Irene Davis. Irene Davis is a former officer and current director, Ted Davis is a founder and former director, and both are greater than five percent stockholders of the Company. Prior to May 16, 2023, the Company leased certain real property in Mansfield, Massachusetts, from Meeches. For each of the three and nine months ended September 30, 2024, the Company did not make any lease payments to Meeches. For the three and nine months ended September 30, 2023, the Company paid Meeches lease payments zero and $0.1 million, respectively.

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

In August 2023, a former Teknova employee filed a claim with the California Labor and Workforce Development Agency alleging various causes of action under California’s labor, wage, and hour laws. The plaintiff generally alleged that Teknova did not appropriately calculate and pay meal break premiums and otherwise failed to calculate and pay appropriate overtime wages or bonuses to certain of its California non-exempt employees. As of December 31, 2023, the Company had accrued its best estimate of potential loss related to a possible settlement of the claims of the former employee and other employees who may assert similar claims, in the amount of $0.3 million, which is included within “Accrued liabilities” on the Balance Sheet. On June 6, 2024, a mediation took place, in the course of which Teknova agreed to settle the plaintiff’s claims for $0.4 million (the Settlement), resulting in an incremental accrual of $0.1 million during the three months ended June 30, 2024. Because the plaintiff brought his claims on behalf of himself as an individual and as a representative of a purported class of others similarly situated, a court must approve the Settlement before Teknova will pay any amounts pursuant to the Settlement. As of September 30, 2024, the Company has therefore accrued $0.4 million within “Accrued liabilities” on the Balance Sheet.

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

We generated revenue of $9.6 million during the three months ended September 30, 2024, which represents an increase of $1.4 million compared to revenue of $8.2 million during the three months ended September 30, 2023. For the three months ended September 30, 2024 and 2023, only 5.4% and 4.2%, respectively, of our revenue was generated from customers located outside of the United States. We generated revenue of $28.5 million during the nine months ended September 30, 2024, which represents a decrease of $0.3 million compared to revenue of $28.8 million during the nine months ended September 30, 2023. For the nine months ended September 30, 2024 and 2023, only 4.7% and 4.1%, respectively, of our revenue was generated from customers located outside of the United States. Our sales outside of the United States are denominated in U.S. Dollars.

We had an operating loss of $7.4 million during the three months ended September 30, 2024, compared to an operating loss of $8.8 million during the three months ended September 30, 2023. We had an operating loss of $20.5 million during the nine months ended September 30, 2024, compared to an operating loss of $24.7 million during the nine months ended September 30, 2023. While our expenses may fluctuate over the short term, we expect our expenses will continue to increase in future periods, but at a slower rate, in connection with our ongoing activities as we:

•
attract, hire, and retain qualified personnel;
•
invest in processes and infrastructure to improve operating efficiency and expand capacity at our facilities, including the ramp up of our new, state-of-the-art manufacturing, warehouse, and distribution facilities; and
•
build our brand and market, and sell our products and services.

Impact of Broader Economic Trends on Our Business

We are closely monitoring economic uncertainty in the U.S. and abroad. General inflation in the U.S. has risen to levels not experienced in recent decades. While the rate of inflation has moderated in 2024, general inflation, including rising prices for our raw materials and other inputs, as well as rising salaries and other expenses, negatively impact our business by increasing our cost of sales and operating expenses. In addition, during 2023 and early 2024, the U.S. Federal Reserve has raised interest rates in response to concerns about inflation, and although the U.S. Federal Reserve lowered interest rates in September of 2024, the direction and timing of future interest rate changes remains uncertain. Inflation, together with increased interest rates, may cause our customers to reduce, delay, or cancel orders for our goods and services, thereby causing a decrease in or change in timing of sales of our products and services. We cannot predict the impact of future inflation and interest rate changes on the results of our operations. For further information regarding the impact of these economic factors on the Company, please see the risk factors identified in Part I, Item 1A, Risk Factors, of our 2023 Annual Report on Form 10-K.

Results of Operations

Comparison of the Three Months Ended September 30, 2024, and Three Months Ended September 30, 2023

The following tables set forth our results of operations for the three months ended September 30, 2024 and 2023 (dollars in thousands):

	For the Three Months Ended September 30,
	2024	2023	$ Change	% Change
Revenue	$9,576	$8,169	$1,407	17.2%
Cost of sales	9,486	6,697	2,789	41.6%
Gross profit	90	1,472	(1,382)	(93.9)%
Operating expenses:
Research and development	627	1,397	(770)	(55.1)%
Sales and marketing	1,640	2,412	(772)	(32.0)%
General and administrative	4,968	6,138	(1,170)	(19.1)%
Amortization of intangible assets	287	287	—	—
Total operating expenses	7,522	10,234	(2,712)	(26.5)%
Loss from operations	(7,432)	(8,762)	1,330	(15.2)%
Other expenses, net
Interest expense, net	(141)	(791)	650	(82.2)%
Loss on extinguishment of debt	—	(824)	824	(100.0)%
Other income, net	—	233	(233)	(100.0)%
Total other expenses, net	(141)	(1,382)	1,241	(89.8)%
Loss before income taxes	(7,573)	(10,144)	2,571	(25.3)%
(Benefit from) provision for income taxes	(8)	9	(17)	(188.9)%
Net loss	$(7,565)	$(10,153)	$2,588	(25.5)%

Revenue

Our revenue disaggregated by product category for the three months ended September 30, 2024 and 2023, was as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2024	2023	$ Change	% Change
Lab Essentials	$7,161	$7,274	$(113)	(1.6)%
Clinical Solutions	1,964	597	1,367	229.0%
Other	451	298	153	51.3%
Total revenue	$9,576	$8,169	$1,407	17.2%

Total revenue was $9.6 million and $8.2 million for the three months ended September 30, 2024 and 2023, respectively.

Lab Essentials revenue was $7.2 million for the three months ended September 30, 2024, a decrease of $0.1 million, or 1.6%, compared to $7.3 million for the three months ended September 30, 2023. The decrease in Lab Essentials revenue was attributable to lower average revenue per customer, partially offset by an increased number of customers.

Clinical Solutions revenue was $2.0 million for the three months ended September 30, 2024, an increase of $1.4 million, or 229.0%, compared to $0.6 million for the three months ended September 30, 2023. The increase in Clinical Solutions revenue was primarily attributable to an increased number of customers and, to a lesser extent, higher average revenue per customer.

Our revenue disaggregated by geographic region, for the three months ended September 30, 2024 and 2023, was as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2024	2023	$ Change	% Change
United States	$9,057	$7,827	$1,230	15.7%
International	519	342	177	51.8%
Total revenue	$9,576	$8,169	$1,407	17.2%

Revenue from U.S. sales was $9.1 million and $7.8 million for the three months ended September 30, 2024 and 2023, respectively. Revenue from U.S. sales as a percentage of our total revenue was consistent period over period, representing 94.6% and 95.8% of our total revenue during the three months ended September 30, 2024 and 2023, respectively.

Revenue from international sales was $0.5 million and $0.3 million for the three months ended September 30, 2024 and 2023, respectively. Revenue from international sales as a percentage of our total revenue was also consistent period over period, representing 5.4% and 4.2% of our total revenue during the three months ended September 30, 2024 and 2023, respectively.

Gross profit

Our gross profit for the three months ended September 30, 2024 and 2023, was as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2024	2023	$ Change	% Change
Cost of sales	$9,486	$6,697	$2,789	41.6%
Gross profit	90	1,472	(1,382)	(93.9)%
Gross profit %	0.9%	18.0%

Gross profit percentage was 0.9% and 18.0% for the three months ended September 30, 2024 and 2023, respectively. The decrease in gross profit percentage was primarily driven by $2.8 million of non-recurring and non-cash charges related to the disposal of expired inventory and write down of excess inventory created in the second half of 2022 when we increased production to meet high demand. Excluding the $2.8 million of non-recurring and non-cash charges, the gross profit percentage for the three months ended September 30, 2024, would have been 29.8%, or an increase of more than 10% primarily driven by higher Clinical Solutions revenue coupled with reduced headcount.

Operating expenses

Our operating expenses for the three months ended September 30, 2024 and 2023, were as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2024	2023	$ Change	% Change
Research and development	$627	$1,397	$(770)	(55.1)%
Sales and marketing	1,640	2,412	(772)	(32.0)%
General and administrative	4,968	6,138	(1,170)	(19.1)%
Amortization of intangible assets	287	287	—	—
Total operating expenses	$7,522	$10,234	$(2,712)	(26.5)%

Research and development expenses were $0.6 million and $1.4 million for the three months ended September 30, 2024 and 2023, respectively. The decrease was primarily driven by reduced headcount and supplies expense.

Sales and marketing expenses were $1.6 million and $2.4 million for the three months ended September 30, 2024 and 2023, respectively. The decrease was primarily driven by reduced headcount.

General and administrative expenses were $5.0 million and $6.1 million for the three months ended September 30, 2024 and 2023, respectively. Excluding the one-time, non-recurring charge of $0.4 million related to the write-off of ATM Facility costs during the three months ended September 30, 2023, general and administrative expenses decreased $0.8 million compared to the three months ended September 30, 2023. The decrease was driven by reduced spending, primarily in professional fees and insurance.

Amortization of intangible assets was consistent at $0.3 million for each of the three months ended September 30, 2024 and 2023.

Other expenses, net

Our other expenses, net for the three months ended September 30, 2024 and 2023, were as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2024	2023	$ Change	% Change
Interest expense, net	$(141)	$(791)	$650	(82.2)%
Loss on extinguishment of debt	—	(824)	824	(100.0)%
Other income, net	—	233	(233)	(100.0)%
Total other expenses, net	$(141)	$(1,382)	$1,241	(89.8)%

Total other expenses, net was $0.1 million and $1.4 million for the three months ended September 30, 2024 and 2023, respectively. The decrease in total other expenses, net was primarily due to the $0.8 million loss on extinguishment of debt incurred during the three months ended September 30, 2023. Additionally, interest expense was lower due to a lower debt balance outstanding despite higher interest rates, partially offset by higher interest income earned on short-term liquid investments.

(Benefit from) provision for income taxes

Our (benefit from) and provision for income taxes for the three months ended September 30, 2024 and 2023, was as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2024	2023	$ Change	% Change
(Benefit from) provision for income taxes	$(8)	$9	$(17)	(188.9)%
Effective tax rate	0.1%	(0.1)%

Our benefit from income taxes was not significant for the three months ended September 30, 2024, and our provision for income taxes was not significant for the three months ended September 30, 2023. The effective tax rates for the three months ended September 30, 2024 and 2023 were 0.1% and (0.1)%, respectively. The effective tax rates differ from the federal statutory rate primarily due to operating losses not expected to produce an income tax benefit.

Comparison of the Nine Months Ended September 30, 2024, and Nine Months Ended September 30, 2023

The following tables set forth our results of operations for the nine months ended September 30, 2024 and 2023 (dollars in thousands):

	For the Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Revenue	$28,480	$28,817	$(337)	(1.2)%
Cost of sales	23,377	19,856	3,521	17.7%
Gross profit	5,103	8,961	(3,858)	(43.1)%
Operating expenses:
Research and development	2,165	4,256	(2,091)	(49.1)%
Sales and marketing	4,763	6,929	(2,166)	(31.3)%
General and administrative	17,832	19,426	(1,594)	(8.2)%
Amortization of intangible assets	861	860	1	0.1%
Long-lived assets impairment	—	2,195	(2,195)	(100.0)%
Total operating expenses	25,621	33,666	(8,045)	(23.9)%
Loss from operations	(20,518)	(24,705)	4,187	(16.9)%
Other expenses, net
Interest expense, net	(558)	(1,006)	448	(44.5)%
Loss on extinguishment of debt	—	(824)	824	(100.0)%
Other income, net	—	417	(417)	(100.0)%
Total other expenses, net	(558)	(1,413)	855	(60.5)%
Loss before income taxes	(21,076)	(26,118)	5,042	(19.3)%
(Benefit from) provision for income taxes	(50)	6	(56)	(933.3)%
Net loss	$(21,026)	$(26,124)	$5,098	(19.5)%

Revenue

Our revenue disaggregated by product category for the nine months ended September 30, 2024 and 2023, was as follows (dollars in thousands):

	For the Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Lab Essentials	$22,065	$22,112	$(47)	(0.2)%
Clinical Solutions	5,247	5,859	(612)	(10.4)%
Other	1,168	846	322	38.1%
Total revenue	$28,480	$28,817	$(337)	(1.2)%

Total revenue was $28.5 million and $28.8 million for the nine months ended September 30, 2024 and 2023, respectively.

Lab Essentials revenue was $22.1 million in each of the nine months ended September 30, 2024 and 2023. Lab Essentials revenue was consistent as the decline in average revenue per customer was offset by a similar increase in number of customers.

Clinical Solutions revenue was $5.2 million for the nine months ended September 30, 2024, a decrease of $0.6 million, or 10.4%, compared to $5.9 million for the nine months ended September 30, 2023. The decrease in Clinical Solutions revenue was attributable to lower average revenue per customer, partially offset by an increased number of customers. Excluding revenue of $2.7 million from a single large order, Clinical Solutions revenue was up 66% for the nine months ended September 30, 2024.

Our revenue disaggregated by geographic region, for the nine months ended September 30, 2024 and 2023, was as follows (dollars in thousands):

	For the Nine Months Ended September 30,
	2024	2023	$ Change	% Change
United States	$27,155	$27,628	$(473)	(1.7)%
International	1,325	1,189	136	11.4%
Total revenue	$28,480	$28,817	$(337)	(1.2)%

Revenue from U.S. sales was $27.2 million and $27.6 million for the nine months ended September 30, 2024 and 2023, respectively. Revenue from U.S. sales as a percentage of our total revenue was consistent period over period, representing 95.3% and 95.9% of our total revenue during the nine months ended September 30, 2024 and 2023, respectively.

Revenue from international sales was $1.3 million and $1.2 million for the nine months ended September 30, 2024 and 2023, respectively. Revenue from international sales as a percentage of our total revenue was also consistent period over period, representing 4.7% and 4.1% of our total revenue during the nine months ended September 30, 2024 and 2023, respectively.

Gross profit

Our gross profit for the nine months ended September 30, 2024 and 2023, was as follows (dollars in thousands):

	For the Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Cost of sales	$23,377	$19,856	$3,521	17.7%
Gross profit	5,103	8,961	(3,858)	(43.1)%
Gross profit %	17.9%	31.1%

Gross profit percentage was 17.9% and 31.1% for the nine months ended September 30, 2024 and 2023, respectively. The decrease in gross profit percentage was primarily driven by $2.8 million of non-recurring and non-cash charges related to the disposal of expired inventory and write down of excess inventory created in the second half of 2022 when we increased production to meet high demand. Excluding the $2.8 million of non-recurring and non-cash charges, gross profit for the nine months ended September 30, 2024, would have been 27.6%. The decrease in gross profit was also driven by increased overhead costs, largely depreciation expense following the completion of our new manufacturing facility in the prior year, which were partially offset by reduced headcount.

Operating expenses

Our operating expenses for the nine months ended September 30, 2024 and 2023, were as follows (dollars in thousands):

	For the Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Research and development	$2,165	$4,256	$(2,091)	(49.1)%
Sales and marketing	4,763	6,929	(2,166)	(31.3)%
General and administrative	17,832	19,426	(1,594)	(8.2)%
Amortization of intangible assets	861	860	1	0.1%
Long-lived assets impairment	—	2,195	(2,195)	(100.0)%
Total operating expenses	$25,621	$33,666	$(8,045)	(23.9)%

Research and development expenses were $2.2 million and $4.3 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease was primarily driven by reduced headcount and supplies expense.

Sales and marketing expenses were $4.8 million and $6.9 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease was primarily driven by reduced headcount.

General and administrative expenses were $17.8 million and $19.4 million for the nine months ended September 30, 2024 and 2023, respectively. Excluding the one-time, non-recurring charges related to the reduction in workforce of $1.3 million for the nine months ended September 30, 2024 and the non-recurring charges related to the reduction in workforce of $0.7 million and the $0.4 million write off related to ATM Facility costs during the nine months ended September 30, 2023, general and administrative expenses decreased $1.8 million compared to the nine months ended September 30, 2023. The decrease was driven by reduced headcount and spending, primarily on professional fees and insurance, partially offset by increased stock-based compensation expense related to the stock option repricing as well as facility costs. See “Notes to Financial Statements—Note 12. Stock-Based Compensation” for a more detailed discussion of the stock option repricing.

Amortization of intangible assets was consistent at $0.9 million for each of the nine months ended September 30, 2024 and 2023.

We incurred a $2.2 million impairment charge related to long-lived assets for the nine months ended September 30, 2023, with no comparable charges for the nine months ended September 30, 2024. Refer to “Notes to Financial Statements—Note 6—Property, Plant, and Equipment, Net,” in our 2023 Annual Report on Form 10-K for details regarding the impairment.

Other expenses, net

Our other expenses, net for the nine months ended September 30, 2024 and 2023, were as follows (dollars in thousands):

	For the Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Interest expense, net	$(558)	$(1,006)	$448	(44.5)%
Loss on extinguishment of debt	—	(824)	824	(100.0)%
Other income, net	—	417	(417)	(100.0)%
Total other expenses, net	$(558)	$(1,413)	$855	(60.5)%

Total other expenses, net was $0.6 million and $1.4 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease in total other expenses, net was primarily due to the $0.8 million loss on extinguishment of debt incurred during the nine months ended September 30, 2023 coupled with lower interest capitalized. Additionally, interest expense was lower due to a lower debt balance outstanding despite higher interest rates, partially offset by higher interest income earned on short-term liquid investments. Capitalized interest costs were zero and $0.9 million for the nine months ended September 30, 2024 and 2023, respectively.

(Benefit from) provision for income taxes

Our (benefit from) and provision for income taxes for the nine months ended September 30, 2024 and 2023, was as follows (dollars in thousands):

	For the Nine Months Ended September 30,
	2024	2023	$ Change	% Change
(Benefit from) provision for income taxes	$(50)	$6	$(56)	(933.3)%
Effective tax rate	0.2%	(0.0)%

Our benefit from income taxes was not significant for the nine months ended September 30, 2024, and our provision for income taxes was not significant for the nine months ended September 30, 2023. The effective tax rates for the nine months ended September 30, 2024 and 2023 were 0.2% and (0.0)%, respectively. The effective tax rates differ from the federal statutory rate primarily due to operating losses not expected to produce an income tax benefit.

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

Our principal liquidity requirements are to fund our operations and capital expenditures. During the three and nine months ended September 30, 2024, we incurred net losses of $7.6 million and $21.0 million, respectively. In addition, as of September 30, 2024, we had an accumulated deficit of $112.8 million and $12.1 million in borrowings outstanding under our Term Loan (defined below). As of September 30, 2024, we had $36.2 million of working capital, which included $31.7 million in cash and cash equivalents and short-term investments.

As of September 30, 2024, we had an outstanding principal amount of $12.1 million under a senior secured term loan (the Term Loan) pursuant to Amendment No. 5 to our Credit Agreement with MidCap Financial Trust (MidCap). On March 8, 2024, we entered into limited waivers and amendments (collectively Amendment No. 5, or, as amended, the Amended Credit Agreement) which includes a waiver from MidCap of the revenue covenant violations for each of the periods ending November 30, 2023 and January 31, 2024. Amendment No. 5 also reduced the revenue covenants for future periods up to and including for the twelve months ending December 31, 2024, from $42.0 million to $34.0 million. Amendment No. 5 also removed those requirements for the periods ending January 31, 2025 through December 31, 2025, instead requiring that for each applicable twelve-month period ending after December 31, 2024, our minimum net revenue requirement will be determined by MidCap in its reasonable discretion in consultation with the our senior management and based on financial statements and projections delivered to MidCap in accordance with the financial reporting requirements in the Amended Credit Agreement, so long as the minimum net revenue requirements for those periods shall not be less than the greater of (x) the applicable minimum net revenue requirement for the twelve-month period ending on the last day of the immediately preceding month and (y) $34.0 million. In addition, Amendment No. 5 also removed the advance rate for finished goods inventory in the determination of the borrowing base for the Revolver and increased the minimum cash requirement from $9.0 million to $10.0 million. Under the terms of the Amended Credit Agreement, cash and cash equivalents as well as short-term investments in U.S. Treasuries are included in the determination of the minimum cash covenant. Finally, Amendment No. 5 conditions the next borrowing under the Revolver on the Company achieving net revenue for the preceding twelve-month period of at least $38.0 million down from $45.0 million. See “Notes to Financial Statements—Note 10—Long-term Debt, Net,” for a more detailed discussion of the material terms of our Amended Credit Agreement.

We were in compliance with our financial covenants under the terms of the Amended Credit Agreement as of September 30, 2024. As a result of recent business improvements, benefits from the Amended Credit Agreement, and actions taken by management in the current fiscal year to reduce operating costs, and raise additional capital, management believes that there is no longer substantial doubt about our ability to continue as a going concern for the twelve-month period following the date on which the accompanying unaudited financial statements are being issued. However, debt service requirements in the future require that we continue to execute our plans both in terms of operations and financial results. Additionally, unforeseen events or changes in assumptions may occur and result in material differences between our future financial results or forecasts and the current financial forecast, and those differences could result in management concluding in the future, as it has in the past, that there is substantial doubt about our ability to continue as a going concern based upon the new information.

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

As of September 30, 2024, our material cash requirements from known contractual obligations and commitments relate primarily to operating leases for our office, manufacturing, warehouse, and distribution facilities. See “Notes to Financial Statements—Note 7—Leases,” for a discussion of our lease obligations reflected on our balance sheet.

The following table sets forth, for the periods indicated, net cash flows used in operating activities, used in investing activities, and used in financing activities (in thousands):

	For the Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(11,455)	$(15,922)
Net cash used in investing activities	(25,861)	(7,622)
Net cash provided by financing activities	14,977	13,420
Net decrease in cash and cash equivalents	$(22,339)	$(10,124)

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

Net cash used in operating activities was $11.5 million for the nine months ended September 30, 2024, which primarily consisted of net loss of $21.0 million plus net adjustments for non-cash charges of $12.4 million, offset by net changes in operating assets and liabilities of $2.9 million. The primary non-cash adjustments to net loss included $4.9 million of depreciation and amortization, a $4.2 million provision for inventory, $2.9 million of stock-based compensation, and $0.3 million of amortization of debt financing costs. The main drivers of the changes in operating assets and liabilities were a $0.9 million increase in prepaid and other current assets, a $0.7 million decrease in accrued liabilities, a $0.7 million increase in accounts receivable, a $0.4 million decrease in accounts payable, and a $0.3 million increase in inventories, partially offset by a $0.3 million decrease other non-current assets.

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

Investing Activities

Net cash used in investing activities was $25.9 million for the nine months ended September 30, 2024, which consisted of purchases of short-term investments of $25.4 million and purchases of property, plant, and equipment of $0.6 million, partially offset by proceeds from the sale of certain long-lived assets of $0.1 million.

Net cash used in investing activities was $7.6 million for the nine months ended September 30, 2023, which consisted of purchases of property, plant, and equipment.

Financing Activities

Net cash used in financing activities was $10.5 million for the nine months ended September 30, 2024, which was primarily attributable to net proceeds from the July 2024 Offering of $15.2 million, proceeds from financed insurance premiums of $0.4 million and proceeds of $0.1 million from the issuance of common stock under our employee stock purchase plan, partially offset by the repayment of financed insurance premiums of $0.6 million.

Net cash provided by financing activities was $13.4 million for the nine months ended September 30, 2023, which was primarily attributable to proceeds from the September 2023 Offerings of $22.9 million and proceeds from financed insurance premiums of $1.0 million, partially offset by repayment of long-term debt of $10.0 million, repayment of financed insurance premiums of $0.3 million and payment of offering costs of $0.4 million related to the ATM Facility. We also received proceeds of $0.1 million from the exercise of stock options and $0.1 million from issuance of common stock under our employee stock purchase plan.

Critical Accounting Policies and Estimates

For a discussion of our critical accounting estimates, refer to "Management’s Discussion and Analysis of Results of Operations and Financial Condition" in Part II, Item 7 and the notes to our financial statements in Part II, Item 8 of our 2023 Annual Report on Form 10-K. See also Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no material changes to our critical accounting estimates since our 2023 Annual Report on Form 10-K.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred operating losses in the past, may incur operating losses in the future and may never achieve or maintain profitability. For the three and nine months ended September 30, 2024, we incurred net losses of $7.6 million and $21.0 million, respectively, and during the three and nine months ended September 30, 2023, we incurred net losses of $10.2 million and $26.1 million, respectively. We have incurred and will continue to incur costs in connection with legal, accounting, and other administrative expenses related to operating as a public company and we expect that our operating expenses will increase modestly with the growth of our business. Since our inception, we have financed our operations primarily through revenue from our products, the sale of our equity securities (including through our June 2021 IPO, September 2023 registered direct offering and private placements as well as our July 2024 private placements), and debt. While our revenue has generally grown over the last several years, it decreased in 2023 compared to 2022. If our revenue declines or fails to grow at a rate sufficient to offset our operating expenses, we will not be able to achieve and maintain profitability in future periods. We may never be able to generate sufficient revenue to achieve or maintain profitability, and our more recent growth and historical profitability should not be considered predictive of our future performance.

A significant portion of our total outstanding shares of common stock are available for immediate resale and may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. All shares sold in our IPO were freely tradable upon such sale without restriction or further registration under the Securities Act, except for any shares held by our affiliates, as that term is defined under Rule 144 of the Securities Act (Rule 144), including our directors, executive officers, and other affiliates (including Telegraph Hill Partners), which may be sold only in compliance with certain limitations. The shares of our common stock issued in the course of our September 2023 registered direct offering and private placements and July 2024 private placements are now freely tradable, subject to the same limitations applicable to our directors, executive officers, and other affiliates (including Telegraph Hill Partners).

As of September 30, 2024, we have 53,302,993 shares of common stock outstanding, substantially all of which are held by directors, executive officers, and other affiliates and are subject to volume, manner of sale, and other limitations under Rule 144.

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

As of September 30, 2024, there were 312,174, 1,529,495 and 2,265,572 shares of common stock reserved for issuance pursuant to outstanding stock option awards under the 2016 Stock Plan, as amended (2016 Plan), the 2020 Equity Incentive Plan, as amended (2020 Plan) and the 2021 Equity Incentive Plan (2021 Plan), respectively. In addition, the 2021 Plan and the ESPP provide for annual automatic increases in the number of shares reserved thereunder. As of January 1, 2024, a total of 4,825,264 and 976,045 shares of common stock were available and have been reserved for future issuance under the 2021 Plan and our ESPP, respectively. In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to you.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
Unregistered Sales of Equity Securities

There were no sales of equity securities sold during the period covered by this Quarterly Report that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by the Company.

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

10.3	§	Form of Securities Purchase Agreement, dated July 11, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 12, 2024).
10.4	§	Form of Registration Rights Agreement, dated July 11, 2024 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 12, 2024).
31.1	*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

ALPHA TEKNOVA INC.

Date: November 8, 2024	By:	/s/ STEPHEN GUNSTREAM
Stephen Gunstream
President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2024	By:	/s/ MATTHEW LOWELL
Matthew Lowell
Chief Financial Officer (Principal Financial Officer)