Form 10-K
period 2024-12-31
Alpha Teknova, Inc.
filed 2025-03-07
CIK 1850902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on June 30, 2024 was $14,513,814.

The number of shares of Registrant’s Common Stock outstanding as of March 5, 2025 was 53,436,806.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement, or an amendment to this Annual Report on Form 10-K, will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2024.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements relating to our financial condition, results of operations, plans, objectives, future performance and business, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “would,” “potential,” “likely,” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

▪
general economic, market or business conditions as well as those in the specific industry and markets in which our business operates which may impact customer demand for our products;
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
▪
our future uses of capital to pursue potential acquisitions, if any, that further or accelerate our strategy;
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
▪
our ability to generate future revenue growth in market segments such as molecular diagnostics, synthetic biology, and emerging therapeutic modalities;
▪
the impact of increased costs on our operations, including materials, labor, inflation, and interest rates;
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

RISK FACTOR SUMMARY

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below beginning at “Risks Related to Our Business and Strategy” within Item 1A., “Risk Factors” and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission before making investment decisions regarding our common stock.

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
▪
We compete with life science, pharmaceutical, and biotechnology companies, some of which are our customers, who are substantially larger than we are and potentially capable of developing new approaches that could make our products and technology obsolete or develop their own internal capabilities that compete with our products, making it difficult for us to implement our strategies for revenue growth.
▪
Our future capital needs are uncertain and we may need to seek additional financing in the future, which we may not be able to secure on favorable terms, if at all.
▪
Future acquisitions, if any, may expose us to risks that could adversely affect our business, and we may not achieve the anticipated benefits of acquisitions of businesses or technologies.
▪
We face risks arising from our recent workforce reductions, including adverse effects on employee morale, risks to our ability to meet customer demand with adequate turnaround times, and uncertainty around our ability to sustain cost savings from the workforce reductions.
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

▪
The terms of our Second Amended and Restated Credit Agreement entered into on March 3, 2025, may restrict our current and future operations, particularly our ability to respond to changes or to take certain actions. If we fail to comply with the covenants and other obligations under the Second Amended and Restated Credit Agreement, the lender may be able to accelerate amounts owed under the facilities and may foreclose upon the assets securing our obligations.
▪
Telegraph Hill Partners Management Company LLC, through its affiliates, controls us, and its interests may conflict with ours or yours in the future.
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

PART I

Item 1. Business.

Overview

Alpha Teknova, Inc. (referred to herein as the Company, Teknova, we, us or our) is a leading producer of critical reagents for the discovery, development, and commercialization of novel therapies, vaccines, and molecular diagnostics. Our approximately 3,000 customers span the continuum of the life sciences market and include leading pharmaceutical and biotechnology companies, contract development and manufacturing organizations, in vitro diagnostics franchises, and academic and government research institutions. Our Company is built around our knowledge, methods, and know-how in our manufacturing processes and infrastructure, which are highly adaptable and configurable. These proprietary processes enable us to manufacture and deliver high-quality, custom, made-to-order products with short turnaround times and at scale, across all stages of our customers’ product development, including commercialization.

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

We offer three primary product types: pre-poured media plates for cell growth and cloning; liquid cell culture media and supplements for cellular expansion; and molecular biology reagents for sample manipulation, resuspension, and purification. We typically begin working with customers in the discovery phase of development, in which they use our off-the-shelf (catalog) formulations for initial experimentation. As customers’ product development progresses and they begin to need products with improved performance, in greater volumes, or that meet GMP requirements (see below), they routinely go on to order higher value, custom, or GMP-grade products. We believe the bespoke nature of our portfolio makes us a critical, trusted supplier to our customers.

Due to extensive validation and customer loyalty owing, in part, to fast turnaround times for our custom products, our customers frequently integrate them as components into the lifecycle of their own products and, we believe, are therefore unlikely to substitute Teknova’s components with alternatives. As a result, our customer relationships typically span many years and help drive recurring business. Moreover, we are committed to delivering high levels of customer satisfaction through continued investment in our customer service, operating infrastructure, quality systems, and manufacturing processes. During 2024, we achieved an annual customer retention rate of approximately 95% for customers purchasing more than $10,000 annually, which represented approximately 15% of our customer base and approximately 90% of our annual revenue during that period. We believe the Teknova brand is well established in the U.S. life sciences industry as a result of our track record of delivering high quality, custom products and providing superior customer service.

We participate in multiple market segments because customers use our products across the life sciences, including in high growth areas like cell and gene therapy research, development, and production. In the five years from late 2017 through 2022, the U.S. Food and Drug Administration (FDA) approved five gene therapies for rare genetic diseases. Meanwhile, 2023 was a breakthrough year for cell and gene therapies, with seven FDA approvals in the U.S. and one in the European Union (EU), and according to the Alliance for Regenerative Medicine. The cell and gene therapy sector experienced another transformative year in 2024 with nine FDA approvals in the U.S. and two in the EU according to the Alliance for Regenerative Medicine. Looking to 2025, the Alliance for Regenerative Medicine estimates that the sector could see up to a combined 24 approvals in the U.S. and EU.

We believe our prospects for growth will also benefit from developments in other fields, including mRNA vaccines, synthetic biology, and molecular diagnostics and genomics. We believe the key industry factors that will drive our future growth include:

▪
the need for custom reagents for purification in the development of emerging therapeutic modalities such as cell and gene therapies, mRNA, and next-generation antibodies;
▪
the growing demand for a single, adaptable, end-to-end provider that can offer both “research use only” (RUO) as well as “good manufacturing practice” (GMP) grade, custom, made-to-order products with short turnaround times;
▪
the importance of GMP-grade products in a development and manufacturing process that is subject to complex and stringent regulatory requirements;
▪
the demand for suppliers capable of quickly scaling production volumes up and down in response to customer needs; and
▪
the increasing demand to move to single-use bioreactors, which results in increased use of build sizes less than 1,500 liters.

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

Lab Essentials

We are a leader in providing highly complex chemical formulations for use in biological research and drug discovery. Our core Lab Essentials products consist of commonly used, catalog solutions and customer-specified formulations. During discovery, our products are used regularly in small, bench-scale experiments. As customers optimize their processes and begin to scale up in volume, they tend to order more custom products. Our Lab Essentials products include essential formulations for common research applications and highly customized formulations for customer-specific applications in fields such as genomics, synthetic biology, and bioproduction. We sometimes refer to our Lab Essentials products as RUO. For the year ended December 31, 2024, our Lab Essentials business contributed approximately 77% of our total revenue.

Clinical Solutions

We are ISO 13485:2016 certified, enabling us to meet the Quality System Regulation (QSR) of products for use in diagnostic and therapeutic applications. Our Clinical Solutions products are custom products used in the development and production of protein therapies, gene therapies, mRNA vaccines, and diagnostic kits. We sometimes refer to our Clinical Solutions products as “GMP” or “GMP-grade”. Since offering GMP-grade products, we have achieved substantial growth in the number of customers seeking these products annually. For the year ended December 31, 2024, our Clinical Solutions business contributed approximately 19% of our total revenue.

Product Types

We offer three primary product types: pre-poured media plates for cell growth and cloning; liquid cell culture media and supplements for cellular expansion; and molecular biology reagents for sample manipulation, resuspension, and purification, among other applications. Within each of the three product types, we offer products from each of our two primary product categories, except pre-poured media plates, which we only offer in our Lab Essentials product category.

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

Molecular Biology Reagents

Molecular biology reagents are a cornerstone of biological research, molecular diagnostics, drug development, and bioproduction. Molecular biology reagents are used routinely for a wide variety of applications, including, but not limited to: washing samples, resuspending samples, purifying nucleic acids or proteins, analyzing samples, cell lysis, and sample management. Our diverse offering simplifies widely used biological protocols for our customers. As customers begin to scale production volumes and require increased manufacturing precision, customers frequently seek to specify formulations and product packaging requirements—which we specialize in providing—to achieve their goals of increasing product performance and realizing manufacturing efficiencies.

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

Industry-Leading Delivery Time for Custom Products

Our operations, built upon our proprietary manufacturing processes developed over almost 25 years, enable adaptable, versatile, and rapid production of complex chemical formulations. Our production process is designed to handle diverse inputs in volume and product type, allowing us to deliver custom, made-to-order products for our clients across the life sciences industry. We seek to collaborate with our customers to gain visibility into their product development and purchasing requirements and are positioned to react quickly to meet their needs. Due to our expertise in raw materials sourcing, product creation, chemical formulation, and quality control, we are typically able to move a new custom product into production in a matter of weeks from order receipt. In addition, we can provide custom solutions at low minimum volumes and increase in scale by up to 100-fold within the same production environment. This means our customers can receive their products in weeks rather than months compared to other suppliers operating in traditional production environments. In 2024, we shipped approximately 66% of our custom RUO products less than three weeks from order placement.

For the year ended December 31, 2024, two of our suppliers each made up 10% or more of our total inventory purchases, and these suppliers comprised 49% of our total inventory purchases in the aggregate. One of these suppliers, a distributor, accounted for 38% of total inventory purchases and the other supplier accounted for 11% of total inventory purchases. For the year ended December 31, 2023, two of our suppliers each made up 10% or more of our total inventory purchases, and these suppliers comprised 50% of our total inventory purchases in the aggregate. One of these suppliers, a distributor, accounted for 40% of our total inventory purchases and the other supplier accounted for 10% of total inventory purchases, respectively.

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

A report by Fletcher Spaght, commissioned for us and dated October 6, 2020, predicts that, compared to spending during phase 1 clinical trials, average spend by customers developing cell and gene therapies increases by 1.4 times during phase 2 trials, 3.2 times during phase 3 trials and 29.8 times during commercial production, following FDA approval. Our data shows that in calendar year 2024, of our approximately 110 customers purchasing more than $5,000 annually and active in cell and gene therapy development, which includes mRNA, 57% of them purchased $5,000 or more annually of catalog products from us, 22% purchased $5,000 or more annually of custom products, and 21% purchased $5,000 or more annually of GMP-grade products. We therefore believe our customers will spend more with us over time as cell and gene therapies move through the FDA approval process and they purchase more GMP-grade products. Combined with our existing strengths and planned investments in areas valued by developers of cell and gene therapies, which we discuss elsewhere in this Annual Report on Form 10-K, we therefore aim to significantly increase our overall revenue from sales to customers active in cell and gene therapy in the years ahead.

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

Our Markets

We participate in multiple market segments, because customers use our products across the life sciences industry, including in areas like cell and gene therapy research, development, and production. We believe our prospects for growth will also benefit from developments in other fields, including the validation of mRNA and their possible use in therapies, continued significant investment in synthetic biology, and growing interest in molecular diagnostics and genomics. Within these market segments, we have benefited from and expect to continue to benefit from favorable industry preferences for customized products, high quality, and short turnaround times. Among the key factors underpinning the long-term attractiveness of our market opportunity are the expansion of cell and gene therapy, the development and deployment of mRNA therapies, and the growing acceptance of molecular diagnostics and genomics.

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

In addition to opportunities in our core markets, we believe there are additional factors that will drive long-term growth including:

Cell and Gene Therapy

As a supplier to approximately 110 leading cell and gene therapy organizations, which includes mRNA, we are well positioned to benefit from long-term growth in this market through our high quality, custom, and made-to-order products. Factors driving this long-term growth will include, we believe, an increasing incidence of previously untreatable cancers and other chronic diseases, a corresponding rise in the number of clinical trials, and FDA approvals of cell and gene therapy products. In 2024, the cell and gene therapy sector had nine FDA approvals in the U.S. and two in the EU according to the Alliance for Regenerative Medicine. Looking to 2025, the Alliance for Regenerative Medicine estimates that the sector could see up to a combined 24 approvals in the U.S. and EU.

We support the development of these therapies by providing customer-specified chemical formulations for bioprocessing, scale-up, and commercialization. Our products are used early in the product development cycle. We believe our product portfolio and our expertise in custom formulations allow us to work closely with our customers at the early stages of product development to optimize manufacturing processes for their particular therapies, and then to scale as their production needs evolve. Therefore, we are able to play an integral role in therapeutic development and, ultimately, commercialization. We believe that because our products are often customized for a specific therapy and then validated, it is unlikely these customers would switch suppliers once their therapies enter clinical trials. In addition, we launched a portfolio of novel products to address certain critical pain points in gene therapy bioproduction. We believe the introduction of these novel products provides additional long-term revenue opportunities and helps position us as key partners to customers in the growing gene therapy market.

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

Growth in Molecular Diagnostics and Genomics Markets

According to third-party research, the global molecular diagnostics market was estimated to have been at $15.9 billion in 2024 and is projected to reach $30.9 billion by 2035, while the global genomics market is expected to grow from an estimated $37.9 billion in 2024 to $94.9 billion by 2030. We expect this growth to continue to drive demand for our research- and clinical- grade reagents in the long-term because diagnostics and genomic market leaders use our formulations as critical components in their manufacturing processes and saleable kits. For example, synthetic biology, enzyme, and antibody manufacturers often use our bacterial cell culture media and related cell lysis and purification buffers to produce their cell lines or proteins of interest. A number of our customers in the life science tools and molecular diagnostic market segments, such as spatial transcriptomics, single cell sequencing, and liquid biopsy, use our molecular biology reagents as critical subcomponents in the kits they sell to their end users.

Our Strategy

Our goal is to provide our customers the products necessary to accelerate their therapeutic and diagnostic development efforts, from basic research to commercialization of therapies that improve human health. The key elements of our business strategy to achieve this goal include:

Increase Integration of Our Products into Our Customers’ Workflows

Building lasting relationships and embedding our products within our customers’ key workflows are at the core of our strategy. During the early stages of product development, we manufacture formulations specified by our customers to aid in the optimization of therapeutic or diagnostic production processes. Our customers validate these custom-made research and GMP-grade components into their production processes, and because of the extensive validation required for customers' therapeutic and diagnostic products, we believe these components are often used for the life of a product, as evidenced by our customer retention rates. As customers move from catalog to custom and, ultimately, to clinical production, their total expenditure increases. Based on our purchase data from 2024, customers who purchased our custom products spent approximately 22 times more on average per account with us than those who solely purchased catalog products. Over the same period, our customers who purchased our GMP-grade products, purchased 44 times more per account with us than those who solely purchased catalog products and approximately 2 times more than those who purchased catalog and custom research-grade products. These purchase multiples by account type fluctuate from year-to-year based on mix of customers and market conditions. In 2024, of customers who purchased $5,000 or more from us, 80% purchased catalog products, 13% purchased custom products, and 7% purchased GMP-grade products. We aim to increase the proportion of our customers purchasing custom products and GMP-grade products by building lasting relationships and embedding our products within our customers’ key workflows as our customers’ product development matures.

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

Competition

We operate in a highly competitive environment with a diverse base of competitors, many of whom focus on specific regions, products and/or customer segments. Many of the companies selling or developing competitive products, which in some cases are also large customers of ours, have greater financial, personnel, R&D, manufacturing, and marketing resources than we do. We also compete with other smaller, niche competitors and specialized companies that focus on certain areas of the life sciences market. A portion of our target customers have established in-house production capabilities to manufacture products that are substantially similar to our products. In-house production may prove to be a less costly or more desirable alternative to purchasing our products due to prior investments in production infrastructure and workforce.

Our Lab Essentials and Clinical Solutions products compete on the basis of delivery time, performance, and quality with products offered by numerous large, established life science companies such as Thermo Fisher, Millipore (Merck KGaA), Cytiva (Danaher), and Hardy Diagnostics. We are differentiated by our ability to offer customer-specified RUO and GMP formulations with short turnaround times in volumes and product characteristics matching customer needs, our Teknova brand reputation established over more than 25 years, and our technical expertise.

Government Regulation

We market the products we manufacture as ancillary reagents and materials that our customers can use for research purposes or in the further manufacture of their products, which may include therapies, vaccines, and molecular diagnostics. As ancillary reagents and materials, our products are not subject to regulation under the U.S. “Federal Food, Drug and Cosmetic Act”, and therefore none of our current products are registered with the FDA. We do not make any claims related to the safety, effectiveness, or diagnostic utility of any of our products because they are not intended for clinical, therapeutic, or diagnostic use.

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

Human Capital

As of December 31, 2024, we had 173 employees, all of which were full-time. This includes 95 employees in our operations organization, 50 in administrative functions, 16 in sales and marketing and 12 in engineering and research and development. None of our employees are represented by a labor union or are subject to a collective bargaining agreement.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and motivating our existing and future employees. The principal purposes of our equity incentive plans are to attract, retain, and motivate selected employees, consultants, and directors through the granting of stock-based compensation awards.

Facilities

Our headquarters are located in Hollister, California, where we lease approximately 190,000 square feet of commercial, office, manufacturing, and warehouse space at five separate locations in the same vicinity, which we refer to collectively as our Hollister campus. Our Hollister campus includes dedicated space for us to carry out product formulation, dispensing, manufacturing, and packaging of our products. The Hollister campus includes space used for quality control, packaging, and storage of “retains” for quality control purposes and approximately 12,500 square feet of clean room space. Space used to store our finished goods inventory, ship our products, and house our engineering and quality departments is also located at our Hollister campus, along with a receiving warehouse and raw materials storage. Our management offices, labs, engineering, and customer service groups are also located at the Hollister campus.

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

In June 2021, we completed the initial public offering of our common stock (IPO). Our common stock trades on the Nasdaq Global Market under the symbol “TKNO”. Following the IPO and as of the date of this Annual Report on Form 10-K, Telegraph Hill Partners Management Company LLC (Telegraph Hill Partners), through its affiliates Telegraph Hill Partners IV, L.P. (THP IV LP), THP IV Affiliates Fund, LLC (THP IV LLC), Telegraph Hill Partners V, L.P. (THP V LP), and THP V Affiliates Fund, LLC (THP V LLC, and collectively with THP IV LP, THP IV LLC, THP V, LP and THP V LLC, THP), continues to be our controlling stockholder.

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

The name “Teknova”, “teknova:”, and the “Teknova Science Matters” logos, and other registered or common law trademarks or service marks of Alpha Teknova, Inc. appearing in this Annual Report on Form 10-K are the property of Alpha Teknova, Inc. Other trademarks and tradenames referred to in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, trade names, trademarks, and service marks referred to in this Annual Report on Form 10-K may appear without the ® or TM symbols. Such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to such trade names, trademarks, and service marks.

Item 1A. Risk Factors.

Risks Related to Our Business and Strategy

We have incurred operating losses in the past and may incur losses in the future.

We have incurred operating losses in the past, may incur operating losses in the future and may never achieve or maintain profitability. For the years ending December 31, 2024 and 2023, we incurred net losses of $26.7 million and $36.8 million, respectively. We have incurred and will continue to incur costs in connection with legal, accounting, and other administrative expenses related to operating as a public company and we expect that our operating expenses will increase modestly with the growth of our business. Since our inception, we have financed our operations primarily through revenue from our products, the sale of our equity securities (including through our June 2021 IPO, September 2023 registered direct offering and private placements, as well as our July 2024 private placements), and debt. While our revenue has generally grown over the last several years, including 2024 compared to 2023, it decreased in 2023 compared to 2022. If our revenue declines or fails to grow at a rate sufficient to offset our operating expenses, we will not be able to achieve and maintain profitability in future periods. We may never be able to generate sufficient revenue to achieve or maintain profitability, and our more recent growth and historical profitability should not be considered predictive of our future performance.

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

For example, over a period of several years, we benefited from growing demand for our products attributable to the ongoing expansion of the global biologics and diagnostics market segments, robust research and development budgets, and a trend toward greater outsourcing by our customers. These market conditions changed substantially in the middle of 2022, when private and public funding available to small and emerging biotechnology companies, in particular, contracted sharply as tailwinds from the COVID-19 pandemic subsided and led to a reduction of or deferral in spending by some of our customers. These negative market dynamics remained through 2023 and to a lesser extent in 2024. It is unclear whether these market conditions will continue in the future. If these economic pressures on the life sciences industry persist, they could have an ongoing and substantial adverse effect on the demand for our products.

In addition to these industry trends, our customers’ willingness and ability to utilize our products is also subject to, among other things, their own financial performance, changes in their available resources, their decisions to acquire in-house manufacturing capacity, their spending priorities, their budgetary policies and practices including inventory levels and their need to develop new biological products, which, in turn, are dependent upon a number of factors, including their competitors’ discoveries, developments and commercial manufacturing initiatives and the anticipated market, clinical and reimbursement scenarios for specific products and therapeutic areas. In addition, consolidation in the industries in which our customers operate may have an impact on our customers’ spending as they integrate acquired operations, including research and development departments and associated budgets. If our customers reduce their spending on our products as a result of any of these or other factors, our business, financial condition, results of operations, cash flows, and prospects would be materially and adversely affected.

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

Ongoing changes in the healthcare industry, including ongoing healthcare reform, adverse changes in government or private funding of healthcare products and services, legislation or regulations governing the privacy of patient information or patient access to care, or the delivery, pricing, or reimbursement of pharmaceuticals and healthcare services or mandated benefits, may cause healthcare industry participants to purchase fewer products and services from us or influence the price that others are willing to pay for our products and services. Changes in the healthcare industry’s pricing, selling, inventory, distribution, or supply policies or practices could also significantly reduce our revenue and profitability.

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

The market for biologics components products and services in the biopharmaceutical development, life science research, and diagnostics space is intensely competitive, rapidly evolving, significantly affected by new product introductions and other market activities by industry participants and subject to rapid technological change. We also expect increased competition as additional companies enter our market and as more advanced technologies become available. We compete with other providers of outsourced biologics components products and services. We also compete with the in-house discovery, development, and commercial manufacturing functions of pharmaceutical and biotechnology companies. Many of our competitors, which in some cases are also our customers, are large, well-capitalized companies with significantly greater resources and market share than we have. They may undertake their own development of products that are substantially similar to or compete with our products and they may succeed in developing products that are more effective or less costly than any that we may develop. Customers may believe that larger companies are better able to compete as sole source suppliers, and therefore prefer to purchase from such companies. Additionally, our competitors may be able to spend more aggressively on product and service development, marketing, sales and other initiatives than we can. Many of these competitors also have:

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

We believe our quality system is adequate and that our activities comply with the qualification and technical standards established in our quality system. However, our customers often require that our quality system meets their qualification standards and that we be certified as being in compliance with international quality standards, including with those set out in ISO 13485:2016. We are ISO 13485:2016 certified, and we must periodically pass audits in order to maintain certification. We may also encounter quality issues in the future as a result of the expansion or reconfiguration of existing manufacturing facilities, automation or other changes in our manufacturing processes, or the introduction of new products. We may be unable to obtain, or could experience delays in obtaining, customer qualification of our quality system. Any failure by us to obtain and maintain qualification of our quality systems by our customers, or to remain ISO certified, could have a material adverse effect on our business, financial condition, results of operations, cash flows, reputation, and prospects.

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

Our operations depend upon our ability to obtain raw materials at reasonable prices. If we are unable to obtain the materials we need at reasonable prices, whether due to inflation in the broader economy, supply chain disruptions, tariffs, or other factors, we may not be able to produce certain of our products at marketable prices or at all, which could have a material adverse effect on our results of operations. Certain of our raw materials are sourced from a limited number of suppliers. For each of the years ended December 31, 2024 and 2023, purchases from suppliers making up 10% or more of our total inventory purchases represented 49% and 50% of total inventory purchases, respectively. However, we note that one of these suppliers is a distributor that sells products on behalf of a diversified supply chain where purchases from this supplier made up 38% and 40% of our total inventory purchases for the years ended December 31, 2024 and 2023, respectively. Delays or difficulties in securing these raw materials or other laboratory materials could result in an interruption in our production operations if we cannot obtain an acceptable substitute. Any such interruption could significantly affect our business, financial condition, results of operations, cash flows, and prospects.

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

Over time, we may pursue various strategic investments and transactions, including licensing or acquiring products, technologies, or businesses complementary to our existing portfolio of products and services. We may need to seek additional financing to fund these strategic investments or transactions. Should we need to do so, we may not be able to secure such financing, or obtain such financing on favorable terms. In addition, future acquisitions may require the issuance or sale of additional equity, or equity-linked securities, which may result in additional dilution to our stockholders. The Second Amended and Restated Credit Agreement imposes significant restrictions on our ability to make acquisitions or certain other investments and our ability to make such acquisitions or other investments may be further limited by the terms of any future debt or preferred securities we may issue or any future credit facilities we may enter into.

Natural disasters (including earthquakes, fire, and drought), geopolitical unrest, war (including the war in Ukraine and the Israeli-Hamas war), terrorism, public health issues, or other catastrophic events, some possibly related to the increasing effects of climate change, could disrupt the supply, production, delivery, or demand of our products, which could negatively affect our operations and performance.

We are subject to the risk of damage, destruction, and business disruption caused by the increasing effects of climate change; earthquakes, hurricanes, floods, droughts, and other natural disasters; fire; power shortages; geopolitical unrest, war, terrorist attacks and other hostile acts; public health issues, epidemics or pandemics; and other events beyond our control and the control of the third parties on which we depend. Any of these catastrophic events, whether in the U.S. or abroad, may have a significant negative impact on the global economy, our employees, facilities, critical equipment, partners, suppliers, distributors, or customers and could decrease demand for our products, create delays and inefficiencies in our supply chain and make it difficult or impossible for us to manufacture products or perform services for our customers. We may not carry sufficient business insurance to compensate for damage or other losses relating to our facilities and equipment. In addition, any legislative or regulatory responses to these events, including to address the effects of or to mitigate climate change, could increase compliance costs and impose additional operating restrictions, each of which could have a negative impact on our operations.

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

We face risks arising from our recent workforce reductions, including adverse effects on employee morale, risks to our ability to meet customer demand with adequate turnaround times, and uncertainty around our ability to sustain cost savings from the workforce reductions.

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

We cannot provide assurance that we will not undertake additional workforce reductions or that we will be able to sustain the cost savings and other benefits from our previous or any future workforce reductions. In addition, our previous and any future workforce reductions may adversely affect our ability to respond rapidly to any new product, growth, or revenue opportunities, to meet customer demand with adequate turnaround times, and otherwise to execute on our business plans. Additionally, reductions in workforce may make it more difficult to recruit and retain new employees. If we need to increase the size of our workforce in the future, we may encounter a competitive hiring market due to labor shortages, increased employee turnover, changes in the availability of workers, and increased wage costs.

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

Due to the significant resources required to access new markets, we must make strategic and operational decisions to prioritize certain markets, and product offerings, and there can be no assurance that we will allocate our resources in a way that results in meaningful revenue or capitalizes on potential new markets.

We believe our products have potential applications across a wide range of markets and we have targeted certain markets in which we believe we have a higher probability of success or in which we believe the path to commercializing our products and realizing revenue is shorter. However, due to the significant resources required for the development of applications for new markets, we must make decisions regarding which markets to pursue and the amount of resources to allocate to each. Our decisions to pursue directly or through collaboration with third parties in respect of, certain markets may subsequently prove to be suboptimal and could cause us to miss valuable opportunities. In particular, if we are unable to manufacture or market additional relevant products and applications relevant to our markets, it could slow or stop our business growth and negatively impact our business, financial condition, results of operations, and prospects.

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

To conduct our business, we rely on information technology systems, networks, and services, many of which are managed, hosted, and provided by third parties. System failure, malfunction, or loss of data that is housed in our or our third-party service providers’ critical information systems could disrupt our ability to perform critical functions, which in turn could materially and adversely affect our business and operating results, financial position, and cash flows. Our information systems could be damaged or cease to function properly due to a number of other reasons, including power outages or other catastrophic events. As a result, we may experience interruptions in our ability to manage our daily operations, which could adversely affect our business, financial condition, and results of operations.

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

Changes in the state and local regulatory environment could limit our business activities or increase our operating costs.

The conduct of our business is subject to various laws and regulations administered by state and local government agencies in the state of California and the city of Hollister where we manufacture our products. These laws and regulations and interpretations thereof may change, sometimes dramatically, as a result of political, economic or social events, such as the election of the new officials. Changes in laws, regulations or governmental policy and the related interpretations may alter the environment in which we do business, and therefore, may impact our results or increase our operating costs.

For example, permits are required for the operation of certain parts of our business, and these permits are subject to renewal, modification and, in some circumstances, revocation. Even though most permits and licenses are obtained prior to the commencement of a project, many of these licenses and permits are required to be maintained over the project’s life. If we fail to comply with these regulations or contractual obligations, it could be subject to monetary penalties or we may lose our right to operate our assets, business, or both. Regulators may impose conditions on the operations and activities of our business as a condition to grant its approval or to satisfy regulatory requirements, which may limit the activities of our business. In addition, the relevant governmental agencies may impose conditions or restrictions on our underlying assets or business, or both.

We also rely on local government and municipal agencies to provide several resources, including water, electricity and natural gas, in such quantities and of such quality to be of use as inputs for our products. These local government and municipal agencies are subject to various regulations and political pressures from numerous stakeholders, which may cause them to conserve resources or fail to protect the quality of these resources, at times when we rely on them to timely deliver our products to our customers. If these agencies are unable or unwilling to deliver resources of a suitable quantity or quality, we may not be able to deliver products in the quantity and at the time ordered by our customers, which may have a material and adverse effect on our results of operations.

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

In addition to our financial results, our management regularly reviews a number of operating and financial metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make strategic decisions. As both the industry in which we operate and our business continue to evolve, so too might the metrics by which we evaluate our business. In addition, while the calculation of these metrics is based on what we believe to be reasonable estimates, our internal tools are not independently verified by a third party and have a number of limitations. Our methodologies for tracking these metrics may also change over time. If these metrics are not accurate representations of our business or perceived to be accurate, or if we discover material inaccuracies with respect to these figures, our reputation may be significantly harmed, and our operating and financial results could be negatively impacted. Accordingly, investors should not place undue reliance on these metrics.

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

In connection with our annual budgeting process, during the fourth quarter of 2023 we updated our 2024 budget to lower our financial projections in 2024 and beyond. Given the significance of the downward revisions to our forecast, primarily resulting from adverse industry and market conditions, an impairment test of Teknova’s indefinite lived tradename asset was performed and an impairment of $2.2 million was recorded during the year ended December 31, 2023.

As of December 31, 2024, intangible assets represented approximately 11% of our total assets. In the future we may acquire other businesses, products, or technologies as well as pursue strategic alliances, join ventures, technology licenses, or investments in complementary businesses, resulting in goodwill and other intangible assets. Such goodwill and intangible assets must be tested and reviewed as described above. If in the future we again determine that there has been impairment, we may be required to record charges to earnings, and our financial results for the relevant period would be reduced by the amount of the impairment, net of tax effects, if any.

Similarly, long-lived assets must be evaluated for impairment when events or changes in circumstances indicate a possible inability to recover carrying amounts. During the year ended December 31, 2023, we recorded impairment charges related to long-lived assets of $2.2 million, with no comparable activity in 2024. If in the future we again determine that there has been impairment to long-lived assets, we may be required to record charges to earnings, and our financial results for the relevant period would be reduced by the amount of the impairment, net of tax effects, if any.

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

As of December 31, 2024, we had $75.3 million of U.S. federal and $69.2 million of state net operating loss carryforwards (NOLs) available to reduce taxable income in future years. Our ability to utilize those NOLs may be limited based on our operating performance and tax laws in effect at the time of the proposed use. Under the Tax Cuts and Jobs Act (the Tax Act), as modified by the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), federal NOLs incurred in taxable years beginning after December 31, 2018, may be carried forward indefinitely, but the deductibility of such federal NOLs in taxable years beginning after December 31, 2021, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act.

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

In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence, including our past operating results, and our forecast of future earnings, future taxable income and prudent and feasible tax planning strategies. The assumptions utilized in determining future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying business. Actual operating results in future years could differ from our current assumptions, judgments and estimates. For the year ended December 31, 2024, we recorded a net increase in valuation allowances of $5.7 million comprised primarily of additional valuation allowance on certain operating losses being carried forward which are not expected to be realizable.

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

Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our current or future products or the use of our current or future products. After issuance, the scope of patent claims remains subject to construction based on interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. These third parties could bring claims against us or our collaborators that would cause us to incur substantial expenses and, if successful, could cause us to pay substantial damages.

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

Intellectual property litigation and other proceedings could cause us to expend substantial resources and distract our personnel from their normal responsibilities.

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

Our indebtedness, including the indebtedness we have incurred, and may in the future incur, under the Second Amended and Restated Credit Agreement or otherwise, could require us to divert funds identified for other purposes to debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets, or issue equity to obtain necessary funds. We do not know whether we will be able to take any of these actions on a timely basis, on terms satisfactory to us, or at all.

Our indebtedness, the cash flow needed to service our debt, and the covenants contained in the Second Amended and Restated Credit Agreement may have important consequences, including:

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
▪
making us more vulnerable to rising interest rates, as certain of our borrowings, including borrowings under the Second Amended and Restated Credit Agreement, bear variable rates of interest; and
▪
making us more vulnerable in the event of a downturn in our business.

The U.S. Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation. Fluctuations in interest rates, as a result of actions by the Federal Reserve or otherwise, can increase borrowing costs. Increases in interest rates, such as those increases observed during 2023 and early 2024, may directly impact the amount of interest we are required to pay and reduce earnings accordingly. In addition, tax laws, including the disallowance or deferral of tax deductions for interest paid on outstanding indebtedness, could have an adverse effect on our liquidity and our business, financial condition, results of operations, cash flows, and prospects. In addition, our Second Amended and Restated Credit Agreement contains customary affirmative and negative covenants and certain restrictions on operations that could impose operating and financial limitations and restrictions on us, including restrictions on our ability to enter into particular transactions and to engage in other actions that we may believe are advisable or necessary for our business.

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

The terms of the Second Amended and Restated Credit Agreement may restrict our current and future operations, particularly our ability to respond to changes or to take certain actions. If we fail to comply with the covenants and other obligations under the Second Amended and Restated Credit Agreement, the lender may be able to accelerate amounts owed under the facilities and may foreclose upon the assets securing our obligations.

The Second Amended and Restated Credit Agreement contains a number of requirements, including a covenant regarding minimum cash and revenue amounts as well as other restrictive covenants that impose significant operating and financial restrictions on us and may, unless waived by the lender, limit our ability to engage in acts that may be in our long-term best interests, including restrictions on our ability to:

▪
incur additional indebtedness;
▪
incur liens;
▪
merge, dissolve, liquidate, amalgamate, consolidate, or sell all or substantially all of our assets;
▪
declare or pay certain dividends, payments, or distributions, or repurchase or redeem certain capital stock; and
▪
make certain investments.

These restrictions could limit, potentially significantly, our operational flexibility and affect our ability to finance our future operations or capital needs or to execute our business strategy. Our indebtedness under the Second Amended and Restated Credit Agreement is secured by substantially all of our assets. If we fail to comply with the covenants and our other obligations under the Second Amended and Restated Credit Agreement, the lender would be able to accelerate the required repayment of amounts due and, if they are not repaid, could foreclose upon the assets securing our obligations with respect to such indebtedness.

For both the periods ending November 30, 2023, and January 31, 2024, we were out of compliance with the revenue covenant under our Amended and Restated Credit Agreement in effect at that time. However, on March 8, 2024, we entered into Amendment No. 5 to the Amended and Restated Credit Agreement, which included a waiver from our lender of these covenant violations.

Risks Related to Our Common Stock

Telegraph Hill Partners Management Company LLC, through its affiliates THP IV LP, THP IV LLC, THP V LP, and THP V LLC controls us, and its interests may conflict with ours or yours in the future.

THP controls approximately 70.6% of the voting power of our outstanding common stock, which means that THP can control the vote of all matters submitted to a vote of our stockholders. This control enables THP to control the election of the members of our board of directors and all other corporate decisions. In particular, for so long as THP continues to own a majority of our common stock, THP will be able to cause or prevent a change of control of us or a change in the composition of our board of directors and could preclude any unsolicited acquisition of us. Pursuant to our investors’ rights agreement and our amended and restated certificate of incorporation, THP has certain rights, and the ability to take certain actions, that are not otherwise available to all stockholders. For example, our investors’ rights agreement provides THP the right, subject to certain conditions, to demand that we file a registration statement or request that their shares of our common stock be covered by a registration statement that we are otherwise filing. In addition, until such time as THP first ceases to own greater than 50% of the outstanding voting power of our common stock, our amended and restated certificate of incorporation effectively provides THP with the ability to fill vacancies on the board, remove directors (with or without cause), call a special meeting of our stockholders, amend our certificate of incorporation (subject to approval of our board of directors) and amend our bylaws. Even when THP ceases to control a majority of the total voting power, for so long as THP continues to own a significant percentage of our common stock, THP will still be able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval. Accordingly, for such period of time, THP will have significant influence with respect to our management, business plans, and policies. The concentration of ownership and availability of the foregoing rights could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of us and ultimately might affect the market price of our common stock.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We are also required to disclose changes made to our internal controls and procedures on a quarterly basis. However, our independent registered public accounting firm is not required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the date we are no longer an “emerging growth company” as defined in the JOBS Act, because we take advantage of the exemptions contained in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse if it is not satisfied with the level at which our controls are documented, designed, or operating.

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

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We have invested and intend to continue to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of our management’s time and attention from revenue-generating activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us, which could have a material adverse effect on our business, financial condition, results of operations, cash flows, and prospects.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. All shares sold in our IPO were freely tradable upon such sale without restriction or further registration under the Securities Act, except for any shares held by our affiliates, as that term is defined under Rule 144 of the Securities Act (Rule 144), including our directors, executive officers, and other affiliates (including THP), which may be sold only in compliance with certain limitations. The shares of our common stock issued in the course of our September 2023 registered direct offering and private placements, as well as our July 2024 private placements are now also freely tradable, subject to the same limitations applicable to our directors, executive officers, and other affiliates (including THP).

As of December 31, 2024, we have 53,409,727 shares of common stock outstanding, substantially all of which are held by directors, executive officers, and other affiliates and will be subject to volume, manner of sale, and other limitations under Rule 144.

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

As of December 31, 2024, there were 312,174, 1,527,105 and 2,280,667 shares of common stock reserved for issuance pursuant to outstanding stock option awards under the 2016 Stock Plan, as amended (2016 Plan), the 2020 Equity Incentive Plan, as amended (2020 Plan) and the 2021 Equity Incentive Plan (2021 Plan), respectively. In addition, the 2021 Plan and the ESPP provide for annual automatic increases in the number of shares reserved thereunder. As of January 1, 2025, a total of 6,963,260 and 1,207,030 shares of common stock were available and have been reserved for future issuance under the 2021 Plan and our ESPP, respectively. In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to you.

Because we have no current plans to pay regular cash dividends on our common stock and are prohibited from paying cash dividends under the Second Amended and Restated Credit Agreement, you may not receive any return on investment unless you sell your common stock for a price higher than you paid for it.

We do not anticipate paying any regular cash dividends on our common stock. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, and other factors that our board of directors may deem relevant. In addition, the terms of the Second Amended and Restated Credit Agreement prohibit us from paying dividends, other than dividends payable in our stock, without the prior written consent of the lender. Our future ability to pay cash dividends on our common stock may also be limited by the terms of any future debt or preferred securities we may issue or any future credit facilities we may enter into. Therefore, any return on investment in our common stock is solely dependent upon the appreciation of the price of our common stock on the open market, which may not occur.

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

We cannot assure you that we will be able to obtain additional funds on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, our stockholders may experience dilution. Future debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or equity financing may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. Moreover, we cannot assure you that we will be able to comply with the financial covenants in our Second Amended and Restated Credit Agreement. If we are unable to comply with the financial covenants in our Second Amended and Restated Credit Agreement, we may be unable to maintain the Second Amended and Restated Credit Agreement as an external source of funds. We also may have to reduce marketing, customer support, or other resources devoted to our products, or cease operations. Any of these factors could have a material adverse effect on our business, financial condition, results of operations, cash flows, and prospects.

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

We are subject to the periodic reporting requirements of the Exchange Act. We have designed our disclosure controls and procedures to provide reasonable assurance that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by individuals, by collusion of two or more people, or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

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
▪
changing economic conditions;
▪
investors’ perception of us;
▪
events beyond our control such as weather, war, health crises, and economic instability; and
▪
any default on our indebtedness.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Our board of directors and management exercise oversight over our cybersecurity program, which represents an important component of our overall approach to enterprise risk management.

Governance

Teknova’s Vice President of Information Systems and Architecture (VP of IT) manages a team responsible for leading enterprise-wide strategy, policy, standards, architecture, processes, and risk assessment related to information security and data protection, including data privacy and network security (our Cybersecurity Program). The VP of IT has served in various roles in information technology and information security, along with other members of the IT department, and holds relevant and applicable certifications. The VP of IT reports directly to our Chief Executive Officer and provides periodic reporting on our Cybersecurity Program to our senior management team, our board of directors, and the audit committee of our board of directors.

Our board of directors, in coordination with our audit committee, oversees our management of cybersecurity risk, with the audit committee reviewing and discussing with management matters related to our Cybersecurity Program, including as it relates to financial reporting. The board of directors and audit committee receive periodic reports about the prevention, detection, mitigation, and remediation of cybersecurity incidents, including material security risks and information security vulnerabilities. Additionally, risks associated with the Cybersecurity Program are integrated into our enterprise risk management assessment and reported to our Board as needed. We also share the key results of third-party assessments with our board of directors and audit committee.

Risk Management and Strategy

Technical Safeguards

As part of our Cybersecurity Program, we deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.

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

Item 2. Properties.

See Item 1. “Business – Facilities” for specific information about our commercial, office, manufacturing, and warehouse space.

Item 3. Legal Proceedings.

We are not a party to any material legal proceedings at this time. From time to time, we may become involved in various legal proceedings that arise in the ordinary course of business. For example, we may in the future become involved in legal proceedings relating to customers, employees, suppliers, competitors, government agencies, or others. We will evaluate any claims and lawsuits with respect to their potential merits, our potential defenses and counter claims, and the expected effect on us of defending the claims and a potential adverse result. However, the results of any litigation, investigation, or other legal proceedings are inherently unpredictable and potentially expensive. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, damage our reputation, require significant amounts of management time, and divert significant resources. If any legal proceedings were to be determined adversely to us, or we were to enter into a settlement arrangement, we could be exposed to monetary damages or limits on our ability to operate our business, which could have an adverse effect on our business, financial condition, and operating results. Information pertaining to loss contingencies, including those arising out of potential legal liabilities and related matters, are described in Item 8, "Financial Statements and Supplementary Data - Note 16. Contingencies,” and incorporated by reference herein.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock is listed on the Nasdaq Global Market under the symbol “TKNO”.

Holders

On March 5, 2025, we had 9 holders of record of our common stock.

Dividends

We have not paid any dividends since our inception. We currently intend to retain all available funds and any future earnings to support operations and to finance the growth and development of our business. We do not currently intend to declare or pay any cash dividends on our common stock in the foreseeable future. Any future determination to pay dividends on our capital stock will be at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, and other factors that our board of directors considers relevant. In particular, unless waived, the terms of the Second Amended and Restated Credit Agreement prohibit us from paying dividends, other than dividends payable in our stock, without the prior written consent of the lender. Our future ability to pay cash dividends on our common stock may also be limited by the terms of any future debt or preferred securities we may issue or any future credit facilities we may enter into.

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

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of Alpha Teknova, Inc.’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations, estimates, and assumptions concerning events and financial trends that may affect its future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” appearing elsewhere in this Annual Report on Form 10-K. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “the Company,” “Teknova,” “we,” “us,” and “our” are intended to mean the business and operations of Alpha Teknova, Inc.

Overview

Since our founding in 1996, we have been producing critical reagents for the discovery, development, and commercialization of novel therapies, vaccines, and molecular diagnostics. Our approximately 3,000 customers span the entire continuum of the life sciences market, including leading pharmaceutical and biotechnology companies, contract development and manufacturing organizations, in vitro diagnostics franchises, and academic and government research institutions. Our Company is built around our knowledge, methods, and know-how in our proprietary manufacturing processes, which are highly adaptable and configurable. These proprietary processes enable us to manufacture and deliver high-quality, custom, made-to-order products with short turnaround times and at scale, across all stages of our customers’ product development, from early research through commercialization.

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

We generated revenue of $37.7 million in 2024, which represents an increase of $1.1 million as compared to $36.7 million in 2023. In 2024 and 2023, only 4.8% and 4.6%, respectively, of our revenue was generated from customers located outside of the U.S. Our sales outside of the U.S. are denominated in U.S. dollars. We primarily generate sales through direct channels and a small salesforce, however, some of our sales are generated through distributors.

We had an operating loss of $26.1 million in 2024 compared to $35.6 million in 2023. Excluding non-recurring charges, we had an operating loss of $24.8 million in 2024 (excluding the following non-recurring charges: $1.3 million related to the reduction in workforce and $0.1 million loss contingency) compared to an operating loss of $29.8 million in 2023 (excluding the following non-recurring charges: $0.7 million related to the reduction in workforce, $2.2 million tradename impairment, $2.2 million long-lived asset impairment, $0.4 million write-off of ATM Facility costs, and $0.3 million loss contingency). While our expenses may fluctuate over the short term, we expect our expenses will increase in future periods, but at a slower rate, in connection with our ongoing activities as we:

•
attract, hire, and retain qualified personnel;
▪
invest in processes and infrastructure to improve operating efficiency and expand capacity at our facilities, including the ramp up of our new, state-of-the-art manufacturing, warehouse, and distribution facilities; and
▪
build our brand and market, and sell our products and services.

Key Developments

•
On January 11, 2024, we announced a reduction in workforce that affected approximately 15% of our employees at that time. We incurred approximately $1.3 million of costs in connection with the reduction in workforce related to severance pay and other termination benefits during the first quarter of 2024. Total annual cost savings from this reduction in workforce are estimated at $6.4 million.
▪
On January 16, 2024, our board of directors approved a stock option repricing effective on March 14, 2024. The option repricing applies to outstanding options to purchase shares of our common stock as of the repricing date provided that the holder remains employed by us or continues to serve as a member of the board of directors through at least September 14, 2025. Outstanding options with an exercise price that is greater than our closing stock price on March 14, 2024 will be reduced to the fair market value on that date. There will be no changes to the number of shares, the vesting schedule, or the expiration date of the repriced options. The option repricing resulted in additional share-based compensation expense of $0.9 million, of which $0.5 million related to vested stock option awards and was expensed on the repricing date. The remaining $0.4 million related to unvested stock option awards and is being amortized on a straight-line basis over the weighted-average vesting period of those awards of approximately 2.38 years as of March 14, 2024.
▪
On March 8, 2024, we entered into Amendment No. 5 to our Amended and Restated Credit Agreement which included a waiver of the minimum net revenue covenant violations for each of the periods ending November 30, 2023 and January 31, 2024 and reduced those requirements for future periods up to and including for the twelve months ending December 31, 2024, from $42 million to $34 million. Additionally, Amendment No. 5 removed those requirements for the periods ending January 31, 2025 through December 31, 2025, instead requiring that the minimum net revenue requirement would be determined by MidCap Financial Trust in its reasonable discretion in consultation with our senior management subject to provisions contained therein. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for more information regarding Amendment No. 5 to the Amended and Restated Credit Agreement and the credit facility.
▪
On March 8, 2024, as a condition to the effectiveness of Amendment No. 5, we issued a warrant to MidCap to purchase up to an aggregate of 125,000 shares (the Common Warrant) of common stock with an exercise price of $2.9934 per share, subject to adjustment as provided therein. On October 15, 2024, MidCap exercised the Common Warrant in full and we issued 65,036 shares of common stock through a cashless exercise in accordance with the conversion terms.
▪
On July 11, 2024, we entered into a securities purchase agreement (the Purchase Agreement) and a registration rights agreement in connection with a private placement (the July 2024 Offering) with certain accredited investors. Pursuant to the Purchase Agreement, we agreed to offer and sell in the July 2024 Offering 12,385,883 shares of our common stock, $0.00001 par value per share, at an offering price of $1.24 per share. Our controlling stockholder, Telegraph Hill Partners Management Company LLC, through its affiliates Telegraph Hill Partners V, L.P. and THP V Affiliates Fund LLC, our President and Chief Executive Officer and member of its board of directors, Stephen Gunstream, and our Chief Financial Officer, Matthew Lowell, participated in the July 2024 Offering and, collectively, purchased an aggregate of 12,217,740 shares. We received aggregate gross proceeds of approximately $15.4 million from the July 2024 Offering, before deducting offering expenses of $0.2 million. The July 2024 Offering closed on July 12, 2024.
▪
On March 3, 2025, we entered into the Second Amended and Restated Credit Agreement with MidCap Financial Trust which provides for loan commitments in an aggregate amount of up to $28.245 million consisting of a $23.245 million senior secured term loan and a $5.0 million working capital facility. The

Second Amended and Restated Credit Agreement includes minimum net revenue requirements that are measured on a trailing twelve-month basis and a minimum cash requirement. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for more information regarding the Second Amended and Restated Credit Agreement and the credit facility.

Impact of Broader Economic Trends on Our Business

We are closely monitoring economic uncertainty in the U.S. and abroad. General inflation in the U.S. has risen to levels not experienced in recent decades. While the rate of inflation moderated in 2024, general inflation, including rising prices for our raw materials and other inputs, as well as rising salaries and other expenses, negatively impact our business by increasing our cost of sales and operating expenses. In addition, during 2023 and early 2024, the U.S. Federal Reserve has raised interest rates in response to concerns about inflation, and although the U.S. Federal Reserve lowered interest rates in September of 2024, the direction and timing of future interest rate changes remains uncertain. Inflation, together with increased interest rates, may cause our customers to reduce, delay, or cancel orders for our goods and services thereby causing a decrease in or change in timing of sales of our products and services. We cannot predict the impact of future inflation and interest rate changes on the results of our operations. For further information regarding the impact of these economic factors on us, please see Item 1A., “Risk Factors” in this report, which is incorporated herein by reference.

Results of Operations

The following tables set forth our results of operations for the years ended December 31, 2024 and 2023 (dollars in thousands):

	For the Year Ended December 31,
	2024	2023	$ Change	% Change
Revenue	$37,745	$36,684	$1,061	2.9%
Cost of sales	30,514	26,388	4,126	15.6%
Gross profit	7,231	10,296	(3,065)	(29.8)%
Operating expenses:
Research and development	2,759	5,567	(2,808)	(50.4)%
Sales and marketing	6,320	9,330	(3,010)	(32.3)%
General and administrative	23,150	25,450	(2,300)	(9.0)%
Amortization of intangible assets	1,148	1,148	—	—
Tradename impairment	—	2,169	(2,169)	(100.0)%
Long-lived assets impairment	—	2,195	(2,195)	(100.0)%
Total operating expenses	33,377	45,859	(12,482)	(27.2)%
Loss from operations	(26,146)	(35,563)	9,417	(26.5)%
Other expenses, net
Interest expense, net	(687)	(833)	146	(17.5)%
Other income, net	—	142	(142)	(100.0)%
Loss on extinguishment of debt	—	(824)	824	(100.0)%
Total other expenses, net	(687)	(1,515)	828	(54.7)%
Loss before income taxes	(26,833)	(37,078)	10,245	(27.6)%
Benefit from income taxes	(88)	(298)	210	(70.5)%
Net loss	$(26,745)	$(36,780)	$10,035	(27.3)%

Revenue

Our revenue disaggregated by product category, for the years ended December 31, 2024 and 2023 was as follows (dollars in thousands):

	For the Year Ended December 31,
	2024	2023	$ Change	% Change
Lab Essentials	$28,883	$28,800	$83	0.3%
Clinical Solutions	7,097	6,738	359	5.3%
Other	1,765	1,146	619	54.0%
Total revenue	$37,745	$36,684	$1,061	2.9%

Total revenue was $37.7 million in 2024, an increase of $1.1 million, or 2.9%, compared with $36.7 million in 2023. Excluding revenue of $2.7 million from a single large order in 2023, total revenue was up 11% in 2024.

Lab Essentials revenue was $28.9 million in 2024, an increase of $0.1 million, or 0.3%, compared with $28.8 million in 2023. The slight increase in Lab Essentials revenue was attributable to an increased number of customers, partially offset by lower average revenue per customer.

Clinical Solutions revenue was $7.1 million in 2024, an increase of $0.4 million, or 5.3%, compared with $6.7 million in 2023. The increase in Clinical Solutions revenue was attributable to an increased number of customers, partially offset by lower average revenue per customer. Excluding revenue of $2.7 million from a single large order in 2023, Clinical Solutions revenue was up 76% in 2024.

Our revenue disaggregated by geographic region, which is determined based on customer location, for the years ended December 31, 2024 and 2023, was as follows (dollars in thousands):

	For the Year Ended December 31,
	2024	2023	$ Change	% Change
United States	$35,919	$35,000	$919	2.6%
International	1,826	1,684	142	8.4%
Total revenue	$37,745	$36,684	$1,061	2.9%

Revenue from sales to customers in the United States was $35.9 million in 2024, and $35.0 million in 2023. Revenue from U.S. sales was consistent year over year, representing 95.2% and 95.4% of our total revenue in 2024 and 2023, respectively.

Revenue from sales to customers in markets outside of the U.S. was $1.8 million in 2024, and $1.7 million in 2023. Revenue from international sales was also consistent year over year, representing 4.8% and 4.6% of our total revenue in 2024 and 2023, respectively.

Gross profit

Our gross profit for the years ended December 31, 2024 and 2023 was as follows (dollars in thousands):

	For the Year Ended December 31,
	2024	2023	$ Change	% Change
Cost of sales	$30,514	$26,388	$4,126	15.6%
Gross profit	7,231	10,296	(3,065)	(29.8)%
Gross profit %	19.2%	28.1%

Gross profit percentage was 19.2% in 2024, and 28.1% in 2023. The decrease in gross profit percentage was primarily driven by $2.8 million of non-recurring and non-cash charges related to the disposal of expired inventory and write down of excess inventory created in the second half of 2022 when we increased production in anticipation of persistent high demand. Excluding the $2.8 million of non-recurring and non-cash charges, the gross profit percentage for 2024, would have been 26.5%. The decrease in gross profit was also driven by increased overhead costs, largely depreciation expense following the completion of our new manufacturing facility in 2023, which were partially offset by reduced headcount.

Operating expenses

Our operating expenses for the years ended December 31, 2024 and 2023 were as follows (dollars in thousands):

	For the Year Ended December 31,
	2024	2023	$ Change	% Change
Research and development	$2,759	$5,567	$(2,808)	(50.4)%
Sales and marketing	6,320	9,330	(3,010)	(32.3)%
General and administrative	23,150	25,450	(2,300)	(9.0)%
Amortization of intangible assets	1,148	1,148	—	—
Tradename impairment	—	2,169	(2,169)	(100.0)%
Long-lived assets impairment	—	2,195	(2,195)	(100.0)%
Total operating expenses	$33,377	$45,859	$(12,482)	(27.2)%

Research and development expenses were $2.8 million in 2024 and $5.6 million in 2023. The decrease was primarily driven by reduced headcount and supplies expense.

Sales and marketing expenses were $6.3 million in 2024 and $9.3 million in 2023. The decrease was primarily driven by reduced headcount.

General and administrative expenses were $23.2 million in 2024 and $25.5 million in 2023. Excluding the one-time, non-recurring charges in 2024 of $1.4 million of which $1.3 million related to our reduction in workforce and $0.1 million increase in a loss contingency accrual and a total of $1.4 million of one-time non-recurring charges in 2023 of which $0.7 million related to our reduction in workforce, $0.4 million in charges related to our write off of at-the-market facility costs, and $0.3 million related to a loss contingency accrual, general and administrative expenses decreased $2.3 million. The decrease was driven by reduced compensation and benefits and spending, primarily on professional fees and insurance, partially offset by increased stock-based compensation expense related to the stock option repricing as well as facility costs. See “Notes to Financial Statements—Note 12. Stock-Based Compensation” for a more detailed discussion of the stock option repricing.

Amortization of intangible assets was consistent in 2024 and 2023, at $1.1 million.

We incurred a $2.2 million tradename impairment charge in 2023, with no comparable charges in 2024. Refer to the “Notes to Financial Statements—Note 8. Intangible Assets, Net” in our financial statements for details regarding the tradename impairment.

We recorded long-lived asset impairment charges of $2.2 million in 2023, with no comparable charges in 2024. Refer to “Notes to Financial Statements—Note 6. Property, Plant, and Equipment, Net,” in our financial statements for details regarding the long-lived asset impairment.

Other expenses, net

Other expenses, net for the years ended December 31, 2024 and 2023 was as follows (dollars in thousands):

	For the Year Ended December 31,
	2024	2023	$ Change	% Change
Interest expense, net	$(687)	$(833)	$146	(17.5)%
Other income, net	—	142	(142)	(100.0)%
Loss on extinguishment of debt	—	(824)	824	(100.0)%
Total other expenses, net	$(687)	$(1,515)	$828	(54.7)%

Total other expenses, net was $0.7 million in 2024, compared to total other expenses, net of $1.5 million in 2023. The decrease in total other expenses, net was primarily due to the $0.8 million loss on extinguishment of debt in 2023 coupled with lower capitalized interest. We capitalized a portion of the interest on funds borrowed to finance certain of our capital expenditures. Capitalized interest costs were zero and $0.9 million in 2024 and 2023, respectively. Additionally, interest expense was lower due to a lower debt balance outstanding despite higher interest rates as well as higher interest income earned on short-term liquid investments.

Benefit from income taxes

Our benefit from income taxes for the years ended December 31, 2024 and 2023 was as follows (dollars in thousands):

	For the Year Ended December 31,
	2024	2023	$ Change	% Change
Benefit from income taxes	$(88)	$(298)	$210	(70.5)%
Effective tax rate	0.3%	0.8%

Our benefit from income taxes was $0.1 million in 2024, compared to a $0.3 million in 2023. The decrease in our benefit from income taxes was attributable to operating losses not expected to produce a benefit.

Liquidity and Capital Resources

The primary sources of financing for our operations are our (i) registered direct offering and concurrent private placement completed in September 2023 (collectively, the September 2023 Offerings), which resulted in aggregate gross proceeds of $22.9 million before deducting offering expenses of $0.4 million and the prepayment of $10.0 million owed under the Term Loan as discussed below, and (ii) private placement completed in July 2024 (the July 2024 Offering), which resulted in aggregate gross proceeds of $15.4 million before deducting offering expenses of $0.2 million.

To facilitate our expected growth, we have used our sources of liquidity to make investments to expand our operations and increase capacity, and may continue to do so in the future. In particular, we have completed the build out of our new manufacturing facility and have made improvements to our warehouse and distribution facilities, all located in Hollister, California.

Our principal liquidity requirements are to fund our operations and capital expenditures. During the year ended December 31, 2024, we incurred net losses of $26.7 million. In addition, as of December 31, 2024, we had an accumulated deficit of $118.5 million and $12.1 million in borrowings outstanding under our Term Loan (defined below). As of December 31, 2024, we had $31.6 million of working capital, which included $3.7 million in cash and cash equivalents and $26.7 million in short-term investments.

On March 3, 2025, we entered into the Second Amended and Restated Credit Agreement with MidCap Financial (Midcap) Trust which provides for loan commitments in an aggregate amount of up to $28.245 million consisting of a $23.245 million senior secured term loan (Amended Term Loan) and a $5.0 million working capital facility (Amended Revolver). The Amended Term Loan consists of the $12.135 million balance outstanding under the previous term loan, plus an additional $1.110 million related to the exit fee that would otherwise have been due upon closing of the Second and Amended Restated Term Loan Credit Agreement, as well as an additional tranche of $10.0 million that may become available for use in an acquisition, with MidCap’s consent. The Second Amended and Restated Credit Agreement includes minimum net revenue requirements that are measured on a trailing twelve-month basis and a minimum cash requirement throughout the term of the agreement. For example, our minimum net revenue requirement for the twelve months ending December 31, 2025, is $39.0 million. The minimum cash requirement is $8.0 million, which includes cash and cash equivalents as well as short-term investments in U.S. Treasuries. See “Notes to Financial Statements—Note 17. Subsequent Events” for a more detailed discussion of the material terms of our Second Amended and Restated Credit Agreement.

We were in compliance with our financial covenants under the terms of Amendment No. 5 to our Amended and Restated Credit Agreement as of December 31, 2024. As a result of recent business improvements, including benefits from the Second Amended and Restated Credit Agreement, and actions taken by management in the 2024 fiscal year to reduce operating costs, and raise additional capital, management believes that there is no longer substantial doubt about our ability to continue as a going concern for the twelve-month period following the date on which the accompanying audited financial statements are being issued. However, debt service requirements in the future require that we continue to execute our plans both in terms of operations and financial results. Additionally, unforeseen events or changes in assumptions may occur and result in material differences between our future financial results or forecasts and the current financial forecast, and those differences could result in management concluding in the future, as it has in the past, that there is substantial doubt about our ability to continue as a going concern based upon the new information.

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

As of December 31, 2024, our material cash requirements from known contractual obligations and commitments relate primarily to operating leases for our office, manufacturing, warehouse, and distribution facilities. See “Notes to Financial Statements—Note 7. Leases,” for a discussion of our lease obligations reflected on our balance sheet.

The following table sets forth, for the periods indicated, net cash flows used in operating activities, used in investing activities and provided by financing activities (in thousands):

	For the Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(12,391)	$(18,814)
Net cash used in investing activities	(27,275)	(7,737)
Net cash provided by financing activities	14,890	12,799
Net decrease in cash and cash equivalents	$(24,776)	$(13,752)

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

Net cash used in operating activities was $12.4 million in 2024, which primarily consisted of net loss of $26.7 million plus net adjustments for non-cash charges of $15.2 million, offset by net changes in operating assets and liabilities of $0.9 million. The primary non-cash adjustments to net loss included $6.6 million of depreciation and amortization, a $4.5 million provision for inventory, $3.7 million of stock-based compensation, amortization of debt financing costs of $0.4 million, and loss on disposal of property, plant, and equipment of $0.2 million, partially offset by amortization of the discount on short-term investments of $0.3 million. The main drivers of the changes in operating assets and liabilities were a $0.6 million decrease in accounts payable, an increase of $0.5 million in accounts receivable, a $0.4 million decrease in accrued liabilities, partially offset by a decrease in other non-current assets of $0.5 million and a decrease in inventories of $0.2 million.

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

Investing Activities

Net cash used in investing activities relates primarily to the purchase and maturity of short-term investments as well as capital expenditures and proceeds from the sale of any long-lived assets.

Net cash used in investing activities was $27.3 million in 2024, which consisted of purchases of short-term investments of $30.3 million and purchases of property, plant, and equipment of $1.1 million, partially offset by maturities of short-term investments of $4.0 million and proceeds from the sale of certain long-lived assets of $0.1 million.

Net cash used in investing activities was $7.7 million in 2023, which consisted of purchases of property, plant, and equipment of $7.9 million, partially offset by proceeds from the sale of certain long-lived assets of $0.2 million.

Financing Activities

Net cash provided by financing activities primarily relates to proceeds from our September 2023 Offerings and July 2024 Offering, proceeds and payments related to our long-term debt, the exercise of stock options, issuance of common stock under our employee stock purchase plan, and other financing activities.

Net cash provided by financing activities was $14.9 million in 2024, which was primarily attributable to net proceeds from the July 2024 Offering of $15.1 million, proceeds from financed insurance premiums of $0.4 million and proceeds of $0.1 million from the issuance of common stock under our employee stock purchase plan, partially offset by the repayment of financed insurance premiums of $0.7 million.

Net cash provided by financing activities was $12.8 million in 2023, which was primarily attributable to net proceeds from the September 2023 Offerings of $22.5 million and proceeds from financed insurance premiums of $1.0 million, partially offset by repayment of long-term debt of $10.0 million, repayment of financed insurance premiums of $0.6 million, and payment of $0.4 million related to the ATM Facility which were written off during the quarter ended September 30, 2023 as the facility was not utilized. We also received proceeds of $0.1 million from the exercise of stock options and $0.3 million from issuance of common stock under our employee stock purchase plan.

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

Indefinite lived intangible assets are also subject to an impairment test at least annually, as of October 1, or more frequently if events or circumstances indicate that it is more likely than not that the asset is impaired. If the fair value of the asset is less than the carrying amount, an impairment loss would be recognized in an amount equal to the difference between the carrying amount and the fair value. We determined that as of December 31, 2023, the fair value of our indefinite lived intangible assets was less than the carrying amount. As a result, we recorded a $2.2 million impairment charge during the year ended December 31, 2023 related to our tradename, with no comparable charges in 2024. Refer to “Notes to Financial Statements—Note 8. Intangible Assets, Net,” in our financial statements for details regarding the impairment.

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
▪
Dividend yield. We have never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future. Therefore, we use an expected dividend yield of zero. In addition, the terms of the Second Amended and Restated Credit Agreement prohibit us from paying dividends, other than dividends payable in our common stock, without the prior consent of the lender.

Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure in the rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciliation items in some categories if the items meet a quantitative threshold. The guidance also requires disclosure of income taxes paid, net of refunds, disaggregated by federal (national), state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold. The guidance is effective for fiscal years beginning after December 15, 2024. We are currently evaluating the impact of this standard to determine its impact on our disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40), which requires disaggregation of specific expense categories in the notes to the financial statements and a qualitative description of the remaining expense amounts not separately disaggregated. This standard is effective for annual reporting periods beginning after December 15, 2026, and requires prospective application with the option to apply it retrospectively. We are currently evaluating the impact of adopting this standard to determine its impact on our disclosures.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based upon our evaluation of the Company’s disclosure controls and procedures, as of December 31, 2024, the CEO and the CFO concluded that the disclosure controls are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms.

Internal Control Over Financial Reporting

Management's Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

Attestation of Independent Registered Public Accounting Firm

Our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The information required by this Item will be contained in our definitive proxy statement on Schedule 14A to be filed with the SEC in connection with our 2024 Annual Meeting of the Stockholders (the Proxy Statement), which we expect to file not later than 120 days after the end of our fiscal year ended December 31, 2024, and is incorporated in this Annual Report on Form 10-K by reference.

Item 11. Executive Compensation.

The information required by this Item will be contained in our Proxy Statement, which we expect to file not later than 120 days after the end of our fiscal year ended December 31, 2024, and is incorporated in this report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be contained in our Proxy Statement, which we expect to file not later than 120 days after the end of our fiscal year ended December 31, 2024, and is incorporated in this report by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be contained in our Proxy Statement, which we expect to file not later than 120 days after the end of our fiscal year ended December 31, 2024, and is incorporated in this report by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be contained in our Proxy Statement, which we expect to file not later than 120 days after the end of our fiscal year ended December 31, 2024, and is incorporated in this report by reference.

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

10.13	+

Alpha Teknova, Inc. Annual Incentive Bonus Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 27, 2024).

10.14

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

10.19	+

Alpha Teknova, Inc. Executive Severance and Change in Control Plan (incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-256795 filed with the SEC on June 21, 2021).

10.20	§

Amended and Restated Credit and Security Agreement (Term Loan), dated as of May 10, 2022, by and among Alpha Teknova, Inc. and MidCap Financial Trust, as agent and as a lender, and the additional lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on May 11, 2022).

10.21	§

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

10.22	§

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

10.23	§

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

10.24	§

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

10.25	§

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

10.26	§

Second Amended and Restated Credit and Security Agreement (Term Loan), dated as of March 3, 2025, by and among Alpha Teknova, Inc. and MidCap Financial Trust, as agent and as a lender, and the additional lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on March 4, 2025).

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

10.29	§

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

10.30	§

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

10.31	§

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

10.32	§

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

10.33	§

Second Amended and Restated Credit and Security Agreement (Revolving Loan), dated as of March 3, 2025, by and among Alpha Teknova, Inc. and MidCap Financial Trust, as agent and as a lender, and the additional lenders from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on March 4, 2025).

10.34	*

Summary of Teknova's Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 27, 2024).

19		Alpha Teknova, Inc. Insider Trading Policy.
23.1	*	Consent of Grant Thornton, LLP, Independent Registered Public Accounting Firm.
23.2	*	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.
24.1	*	Power of Attorney (see page 71 of this Annual Report on Form 10-K).
31.1	*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
97	*	Alpha Teknova, Inc. Clawback Policy.
101.INS		Inline XBRL Instance Document
101.SCH		Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File, formatted in Inline XBRL

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.
#	Certain confidential information contained in this Exhibit has been omitted because it is both (i) not material and (ii) of the type that the Registrant treats as private or confidential.
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

Alpha Teknova, Inc.

Date: March 7, 2025	By:	/s/ Stephen Gunstream
Stephen Gunstream
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stephen Gunstream	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 7, 2025
Stephen Gunstream

/s/ Matt Lowell	Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2025
Matt Lowell

/s/ Paul Grossman	Chairman of the Board	March 7, 2025
Paul Grossman

/s/ Irene Davis	Director	March 7, 2025
Irene Davis

/s/ Martha J. Demski	Director	March 7, 2025
Martha J. Demski

/s/ Alexander Herzick	Director	March 7, 2025
Alexander Herzick

/s/ J. Matthew Mackowski	Director	March 7, 2025
J. Matthew Mackowski

/s/ Brett Robertson	Director	March 7, 2025
Brett Robertson

/s/ Alexander Vos	Director	March 7, 2025
Alexander Vos

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Alpha Teknova, Inc.

Opinion on the financial statements

We have audited the accompanying balance sheet of Alpha Teknova, Inc. (the “Company”) as of December 31, 2024, the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2024.

San Jose, California

March 7, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Alpha Teknova, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Alpha Teknova, Inc. as of December 31, 2023, the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2020 to 2024.

San Jose, CA

March 26, 2024

ALPHA TEKNOVA, INC.

Statements of Operations

(in thousands, except share and per share data)

	For the Year Ended December 31,
	2024	2023
Revenue	$37,745	$36,684
Cost of sales	30,514	26,388
Gross profit	7,231	10,296
Operating expenses:
Research and development	2,759	5,567
Sales and marketing	6,320	9,330
General and administrative	23,150	25,450
Amortization of intangible assets	1,148	1,148
Tradename impairment	—	2,169
Long-lived assets impairment	—	2,195
Total operating expenses	33,377	45,859
Loss from operations	(26,146)	(35,563)
Other expenses, net
Interest expense, net	(687)	(833)
Other income, net	—	142
Loss on extinguishment of debt	—	(824)
Total other expenses, net	(687)	(1,515)
Loss before income taxes	(26,833)	(37,078)
Benefit from income taxes	(88)	(298)
Net loss	$(26,745)	$(36,780)
Net loss per share—basic and diluted	$(0.57)	$(1.16)
Weighted average shares used in computing net loss per share—basic and diluted	46,745,905	31,819,776

The accompanying notes are an integral part of these financial statements.

ALPHA TEKNOVA, INC.

Balance Sheets

(in thousands, except share and per share data)

	As of December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$3,708	$28,484
Short-term investments, held -to-maturity	26,688	—
Accounts receivable, net of allowance for credit losses of $83 thousand and $20 thousand as of December 31, 2024 and December 31, 2023, respectively	4,312	3,948
Inventories, net	6,801	11,594
Prepaid expenses and other current assets	1,267	1,634
Total current assets	42,776	45,660
Property, plant, and equipment, net	45,753	50,364
Operating right-of-use lease assets	15,767	16,472
Intangible assets, net	13,091	14,239
Other non-current assets	1,382	1,852
Total assets	$118,769	$128,587
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$825	$1,493
Accrued liabilities	4,541	5,579
Current portion of operating lease liabilities	1,800	1,803
Current portion of long-term debt	4,045	—
Total current liabilities	11,211	8,875
Deferred tax liabilities	827	919
Other accrued liabilities	10	102
Long-term debt, net	9,443	13,251
Long-term operating lease liabilities	14,884	15,404
Total liabilities	36,375	38,551
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized at December 31, 2024 and December 31, 2023, respectively, zero shares issued and outstanding at December 31, 2024 and December 31, 2023	—	—
Common stock, $0.00001 par value, 490,000,000 shares authorized at December 31, 2024 and December 31, 2023, respectively, 53,409,727 and 40,793,848 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	1	—
Additional paid-in capital	200,924	181,822
Accumulated deficit	(118,531)	(91,786)
Total stockholders’ equity	82,394	90,036
Total liabilities and stockholders’ equity	$118,769	$128,587

The accompanying notes are an integral part of these financial statements.

ALPHA TEKNOVA, INC.

Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
Successor	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2023	28,179,423	$—	$154,891	$(55,006)	$99,885
Stock-based compensation	—	—	4,137	—	4,137
Issuance of common stock upon exercise of stock options	51,774	—	76	—	76
Issuance of common stock under employee stock purchase plan	148,102	—	252	—	252
Vesting of restricted stock units	28,071	—	—	—	—
Equity financing, net of issuance costs	12,386,478	—	22,466		22,466
Net loss	—	—	—	(36,780)	(36,780)
Balance at December 31, 2023	40,793,848	—	181,822	(91,786)	90,036
Stock-based compensation	—	—	3,666	—	3,666
Issuance of common stock warrants	—	—	132	—	132
Issuance of common stock upon exercise of warrant	65,036	—	—	—	—
Issuance of common stock upon exercise of stock options	8,865	—	29	—	29
Issuance of common stock under employee stock purchase plan	88,926	—	135	—	135
Vesting of restricted stock units	67,169	—	—	—	—
Equity financing, net of issuance costs	12,385,883	1	15,140		15,141
Net loss	—	—	—	(26,745)	(26,745)
Balance at December 31, 2024	53,409,727	$1	$200,924	$(118,531)	$82,394

The accompanying notes are an integral part of these financial statements.

ALPHA TEKNOVA, INC.

Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2024	2023
Operating activities:
Net loss	$(26,745)	$(36,780)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	130	21
Inventory reserve	4,549	323
Depreciation and amortization	6,578	5,660
Stock-based compensation	3,666	4,137
Deferred taxes	(92)	(304)
Accrued interest income on short-term investments	(69)	-
Amortization of discount on short-term investments	(344)	-
Amortization of debt financing costs	394	498
Non-cash lease expense	182	137
Loss on disposal of property, plant, and equipment	233	57
Tradename impairment	-	2,169
Long-lived assets impairment	-	2,195
Loss on extinguishment of debt	-	824
Changes in operating assets and liabilities:
Accounts receivable	(494)	292
Inventories	244	330
Income taxes receivable	-	22
Prepaid expenses and other current assets	(18)	131
Other non-current assets	470	400
Accounts payable	(594)	(773)
Accrued liabilities	(389)	1,936
Other	(92)	(89)
Cash used in operating activities	(12,391)	(18,814)
Investing activities:
Purchases of short-term investments	(30,275)	-
Maturities of short-term investments	4,000	-
Proceeds from sale of property, plant, and equipment	125	197
Purchases of property, plant, and equipment	(1,125)	(7,934)
Cash used in investing activities	(27,275)	(7,737)
Financing activities:
Proceeds from equity financing, net	15,104	22,503
Repayment of long-term debt	—	(10,000)
Proceeds from financed insurance premiums	385	1,004
Repayment of financed insurance premiums	(738)	(594)
Payment of debt issuance costs	(25)	(47)
Payment of at-the-market facility costs	—	(395)
Proceeds from exercise of stock options	29	76
Proceeds from issuance of common stock under employee stock purchase plan	135	252
Cash provided by financing activities	14,890	12,799
Change in cash and cash equivalents	(24,776)	(13,752)
Cash and cash equivalents at beginning of period	28,484	42,236
Cash and cash equivalents at end of period	$3,708	$28,484
Supplemental cash flow disclosures:
Income taxes paid	$39	$-
Interest paid, net of amounts capitalized	$1,552	$1,749
Offering costs included in accounts payable	$-	$37
Capitalized property, plant, and equipment included in accounts payable and accrued liabilities	$104	$51
Recognition of operating right-of-use lease asset	$1,293	$(1,137)
Recognition of operating lease liabilities	$1,306	$(1,193)

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

Private Placement

On July 11, 2024, the Company entered into a securities purchase agreement (the Purchase Agreement) and a registration rights agreement in connection with a private placement (the July 2024 Offering) with certain accredited investors. Pursuant to the Purchase Agreement, the Company agreed to offer and sell in the July 2024 Offering 12,385,883 shares of the Company’s common stock, $0.00001 par value per share, at an offering price of $1.24 per share. The Company’s controlling stockholder, Telegraph Hill Partners Management Company LLC, through its affiliates Telegraph Hill Partners V, L.P. and THP V Affiliates Fund LLC, the Company’s President and Chief Executive Officer and member of its board of directors, Stephen Gunstream, and the Company’s Chief Financial Officer, Matthew Lowell, participated in the July 2024 Offering and, collectively, purchased an aggregate of 12,217,740 shares. The Company received aggregate gross proceeds of approximately $15.4 million from the July 2024 Offering, before deducting offering expenses of $0.2 million. Offering expenses were included as a reduction to additional paid-in capital on the balance sheet. The July 2024 Offering closed on July 12, 2024.

Concurrent Registered Direct Offering and Private Placements

On September 15, 2023, the Company entered into a securities purchase agreement (the Registered Direct Purchase Agreement) in connection with a registered direct offering (the Registered Direct Offering) with certain accredited investors and qualified institutional buyers. On September 15, 2023, the Company also entered into a securities purchase agreement (the PIPE Purchase Agreement) and a registration rights agreement (the Registration Rights Agreement) in connection with a concurrent private placement (the PIPE Private Placement) with certain accredited investors and qualified institutional buyers.

Pursuant to the Registered Direct Purchase Agreement, the Company sold 1,086,485 shares of the Company’s common stock, $0.00001 par value per share, at an offering price of $1.85 per share. Pursuant to the PIPE Purchase Agreement, the Company sold 11,299,993 shares of Common Stock (the PIPE Shares), at the same offering price of $1.85 per share.

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

The Company received aggregate gross proceeds of $22.915 million from the Registered Direct Offering and PIPE Private Placement (collectively, the September 2023 Offerings), before deducting offering expenses related to the September 2023 Offerings of $0.4 million. Offering expenses were included as a reduction to additional paid-in capital on the balance sheet.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Accounting, Presentation, and Use of Estimates

The accompanying financial statements and related notes are prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain amounts of assets and liabilities, and disclosures of assets and liabilities, at the date of each financial statement, and the reported amount of revenues and expenses during the reporting period. Significant items that are subject to such estimates and assumptions include, but are not limited to, revenue recognition, impairment of long-lived assets and intangible assets, valuation of share-based payment awards, and income taxes. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions.

Teknova does not have any material items of other comprehensive income (loss); accordingly, there is no difference between net loss and comprehensive loss and we have not presented a separate Statement of Comprehensive Income (Loss) that would otherwise be required.

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

Previous going concern assessments indicated negative conditions and events related to the Company’s limited capital resources to fund ongoing operations and the Company’s ability to comply with future financial covenants under the terms of the Amended and Restated Credit Agreement (defined in Note 10), both of which raised substantial doubt about the Company’s ability to continue as a going concern as described in our 2023 Annual Report on Form 10-K. However, the Company was in compliance with its financial covenants under the terms of Amendment No. 5 to the Amended and Restated Credit Agreement as of December 31, 2024 and as a result of recent business improvements, including actions taken by management to amend its credit agreement further by entering into the Second Amended and Restated Credit Agreement (as described in Note 17 below), reduce operating costs, and raise additional capital (as described in Note 1 above), management believes that there is no longer substantial doubt about the Company’s ability to continue as a going concern for the twelve-month period following the date on which the accompanying audited financial statements are being issued. Debt service requirements in the future require that the Company continues to execute its plans both in terms of operations and financial results. Additionally, unforeseen events or changes in assumptions may occur and result in material differences between the Company’s future financial results or forecasts and the current financial forecast, and those differences could result in management concluding in the future that there is substantial doubt about the Company’s ability to continue as a going concern based upon the new information.

Segment Reporting

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (CODM) in deciding how to allocate resources to an individual segment and in assessing performance. Teknova’s CODM is its Chief Executive Officer, currently Stephen Gunstream. Teknova derives revenue primarily in the United States through manufacture and sale of critical reagents. Teknova has determined that it operates in one reporting unit, one operating segment, and one reportable segment, as the CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.

The CODM assesses performance and decides how to allocate resources and make operating decisions based on net loss that is reported on the statement of operations. Net loss is also used to monitor budget versus actual results. The measure of segment assets is reported on the balance sheet as total assets. Revenues, expenses, and assets requiring disclosure in accordance with ASC 280, Segment Reporting, are also included in the accompanying financial statements. See the statements of operations for the two years ended December 31, 2024 and the balance sheets as of December 31, 2024 and 2023, for details.

Concentrations of Credit Risk

Teknova’s financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents, short-term investments, and accounts receivable. The Company places its cash with high-quality banking institutions. At times, the Company’s cash balances may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit. Teknova’s cash equivalents consist primarily of money market funds and U.S. Treasuries. Teknova extends credit to customers based on its evaluation of the customer’s financial condition and routinely communicates with its customers regarding payments. The Company has a history of limited write-offs, and therefore believes that its accounts receivable credit risk exposure is low. For information regarding the Company’s significant customers and suppliers, see Note 4. Concentrations of Risk.

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

Short-term Held-to-Maturity Investments

Teknova invests excess cash balances in short-term U.S. Treasuries. Investments are classified based on the facts and circumstances present at the time of purchase. The appropriateness of that classification is subsequently reassessed at each reporting date. As of December 31, 2024, the Company had both the ability and intention to hold these investments until maturity and therefore has classified these investments as held-to-maturity and recorded them at amortized cost which approximates fair value and presented them in “Short-term investments, held -to-maturity” on the balance sheet. The fair value of the Company’s short-term investments was based on quoted prices in active markets for these investments (Level 1). The income recognized for these investments is recorded within interest income on the statement of operations.

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

Capitalized Software Implementation Costs

Teknova capitalizes certain implementation costs incurred under a cloud computing hosting arrangement. Costs incurred during the application development stage related to the implementation of the hosting arrangement are capitalized and included within other assets on the accompanying balance sheets. Amortization of capitalized implementation costs is recognized on a straight-line basis over the expected term of the associated hosting arrangement when it is ready for its intended use. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. As of December 31, 2024 and 2023, Teknova had capitalized software implementation costs of $1.3 million and $1.8 million, respectively, which were included within other non-current assets in the accompanying financial statements. Amortization expense related to capitalized implementation costs for the years ended December 31, 2024 and 2023 were $0.5 million and $0.4 million, respectively, which were included within operating expenses in the accompanying financial statements.

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

Impairment of Long-Lived Assets

Teknova evaluates its long-lived assets for impairment when events or changes in circumstances indicate a possible inability to recover carrying amounts. Recoverability is assessed by comparing the carrying value of the assets to estimated undiscounted future cash flows expected to be generated by the assets. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated during the life of those assets are less than the assets’ carrying amounts. If an asset is impaired, the loss is measured as the amount by which the asset’s carrying value exceeds its fair value. There were no indicators of impairment during the year ended December 31, 2024, however, during the year-ended December 31, 2023, the Company recorded impairments of its long-lived assets. See Note 6. Property, Plant, and Equipment, Net.

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

There was no impairment of intangible assets during the year ended December 31, 2024, however, during the year ended December 31, 2023, the Company impaired its indefinite lived intangible asset. See Note 8. Intangible Assets, Net. No other intangible assets were impaired during the year ended December 31, 2023.

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

Operating lease assets and operating lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term and include options to extend or terminate the lease when such options are reasonably certain to be exercised. The present value of lease payments is determined primarily using the incremental borrowing rate, adjusted for the lease term, based on the information available at the lease commencement or modification date as required. Lease agreements with lease and non-lease components are generally accounted for as a single lease component. Variable lease expense consists of the Company’s proportionate share of common area expenses, property taxes, and insurance and is classified as lease expense due to the Company’s election to not separate lease and non-lease components. The Company’s operating lease expense is recognized on a straight-line basis over the lease term.

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (ASC 480) and ASC 815, Derivatives and Hedging (ASC 815). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Teknova’s sales are made directly to customers or through distributors, generally under agreements with payment terms typically shorter than 90 days and, in no case exceeding one year. Therefore, Teknova’s contracts do not contain a significant financing component. Sales, value add, and other taxes collected concurrent with revenue are excluded from sales. The Company records amounts billed to customers for shipping and handling in a sales transaction as revenue. Shipping and handling costs are included in general and administrative expenses as revenue is recognized. Shipping and handling costs for the years ended December 31, 2024 and 2023 were $1.3 million and $1.2 million, respectively.

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

Research and Development Expenses

The Company’s research and development expenses primarily consist of employee-related expenses, including salaries, benefits, and stock-based compensation expense for personnel in process engineering functions, expenses related to occupancy costs, laboratory supplies, consulting fees, and depreciation associated with various assets used in the research and development of the Company’s products and processes.

Sales and Marketing Expenses

The Company’s sales and marketing expenses primarily consist of employee-related expenses, including salaries, benefits, and stock-based compensation expense for sales and marketing employees, expenses related to occupancy costs, brand strategy, website, content, and collateral. The Company expenses advertising costs as incurred. Advertising expenses are included in sales and marketing expenses in the accompanying financial statements. Advertising expenses were $0.1 million and $0.1 million in the years ended December 31, 2024 and 2023, respectively.

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

Employee Benefit Plans

Teknova has a salary deferral 401(k) plan (the 401(k) Plan) covering substantially all employees. Contributions by the Company to the 401(k) Plan for the years ended December 31, 2024 and 2023 were $0.4 million and $0.7 million, respectively. Contributions payable as of December 31, 2024 and 2023, were not significant and $0.1 million, respectively, are included within accrued liabilities in the accompanying financial statements.

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

Teknova accounts for unrecognized tax benefits based upon its assessment of whether tax benefits are more likely than not to be sustained upon examination by tax authorities. The Company reports a liability for unrecognized tax benefits taken, or expected to be taken, in a tax return and recognizes associated interest and penalties, if any, in income tax expense. Unrecognized tax benefits as of December 31, 2024 and 2023 were $0.1 million and $0.1 million, respectively.

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

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. Additionally, all disclosure requirements under the guidance are also required for public entities with a single reportable segment. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The Company adopted this standard during the year ended December 31, 2024 and applied it retrospectively to all prior periods presented in the financial statements. The adoption of this standard did not have a significant impact on the Company’s financial statements.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40), which requires disaggregation of specific expense categories in the notes to the financial statements and a qualitative description of the remaining expense amounts not separately disaggregated. This standard is effective for annual reporting periods beginning after December 15, 2026, and requires prospective application with the option to apply it retrospectively. The Company is currently evaluating the impact of adopting this standard to determine its impact on the Company’s disclosures.

Note 3. Revenue Recognition

Teknova has two primary product categories: Lab Essentials and Clinical Solutions.

Lab Essentials

Teknova is a leader in providing highly complex chemical formulations for use in biological research and drug discovery. The Company’s core research products consist of commonly used, catalog solutions and customer-specified formulations. During discovery, the Company’s products are used regularly in small, bench-scale experiments. As customers optimize their processes and begin to scale up in volume, they tend to order more custom products. The Lab Essentials portion of Teknova's business includes: pre-poured media plates for cell growth and cloning; liquid cell culture media and supplements for cellular expansion; and molecular biology reagents for sample manipulation, resuspension, and purification. Teknova's Lab Essentials products include essential formulations for common research applications and highly customized formulations for customer-specific applications in genomics and bioproduction.

Clinical Solutions

Teknova is ISO 13485:2016 certified, enabling the Company to meet the quality system regulation of products for use as components in diagnostic and therapeutic products manufactured by the Company’s customers. Teknova believes that its Clinical Solutions products are used in the production of protein therapies, gene therapies, mRNA vaccines, and diagnostic kits. The Clinical Solutions portion of our business includes: liquid cell culture media and supplements for cellular expansion and molecular biology reagents for sample manipulation, resuspension, and purification.

Teknova’s revenue, disaggregated by product category, was as follows (in thousands):

	For the Year Ended December 31,
	2024	2023
Lab Essentials	$28,883	$28,800
Clinical Solutions	7,097	6,738
Other	1,765	1,146
Total revenue	$37,745	$36,684

Teknova’s revenue, disaggregated by geographic region, which is determined based on customer location, was as follows (in thousands):

	For the Year Ended December 31,
	2024	2023
United States	$35,919	$35,000
International	1,826	1,684
Total revenue	$37,745	$36,684

Note 4. Concentrations of Risk

Customers

Customers who accounted for 10% or more of the Company’s revenues and outstanding balance of accounts receivable are presented as follows:

	For the Year Ended December 31,		As of December 31,
	2024	2023	2024	2023
Distributor customer A	18%	18%	17%	16%

* Represents less than 10%.

The Company’s customers that are distributors, as opposed to direct customers, represent highly diversified customer bases.

Suppliers

Suppliers who accounted for 10% or more of the Company’s inventory purchases and outstanding balance of accounts payable are presented as follows:

	For the Year Ended December 31,		As of December 31,
	2024	2023	2024	2023
Distributor supplier A	38%	40%	18%	18%
Direct supplier A	11%	*	*	*
Direct supplier B	*	10%	*	*

* Represents less than 10%.

The Company’s suppliers that are distributors, as opposed to direct suppliers, represent highly diversified supplier bases.

Note 5. Inventories, Net

Inventories consisted of the following (in thousands):

	As of December 31,
	2024	2023
Finished goods, net	$4,672	$8,573
Work in process	24	47
Raw materials, net	2,105	2,974
Total inventories, net	$6,801	$11,594

Note 6. Property, Plant, and Equipment, Net

Property, plant, and equipment consisted of the following (in thousands):

	As of December 31,
	2024	2023
Machinery and equipment	$29,765	$30,082
Office furniture and equipment	922	842
Vehicles	340	291
Leasehold improvements	24,346	24,673
	55,373	55,888
Less—Accumulated depreciation	(12,244)	(7,528)
	43,129	48,360
Construction in progress	2,624	2,004
Total property, plant, and equipment, net	$45,753	$50,364

Depreciation expense related to property, plant, and equipment recorded for the years ended December 31, 2024 and 2023 was $5.4 million and $4.5 million, respectively.

Teknova capitalizes interest on funds borrowed to finance certain of its capital expenditures. Capitalized interest is recorded as part of an asset’s cost and depreciated over the asset’s useful life. Capitalized interest costs were zero and $0.9 million for the years ended December 31, 2024 and 2023, respectively.

There were no indicators of impairment of long-lived assets during the year ended December 31, 2024. In June 2023, the Company identified circumstances that indicated certain of its machinery and equipment may not be fully recoverable. Specifically, these circumstances included changes in the market price of the asset group, continued losses, and an expectation that, more likely than not, the long-lived assets in question would be sold or otherwise disposed of significantly before the end of their previously estimated useful life. The Company reviewed the recoverability of the carrying value of these assets and determined that their carrying value exceeded their fair value. The fair value of these assets was measured employing cost and market approaches, using Level 3 inputs under ASC 820, Fair Value Measurement (ASC 820). Unobservable inputs included salvage value estimates, replacement or reproduction cost estimates, as well as consideration of physical deterioration, and functional and economic obsolescence, where measurable. As a result of this fair value analysis, an impairment charge of $2.2 million was recorded related to these long-lived assets in the quarter ended June 30, 2023. Subsequently, the Company sold these assets during the quarter ended September 30, 2023 at an amount that approximated carrying value after the impairment charges recorded. No additional impairment of long-lived assets was recorded during the year ended December 31, 2023.

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

The components of lease expense and other information related to leases were as follows (in thousands):

	For the Year Ended December 31,
	2024	2023
Operating lease expense	$2,981	$2,678
Variable lease expense	434	219
Total lease expense	$3,415	$2,897

Cash paid for amounts included in the measurement of the lease liabilities was $2.8 million in each of the years ended December 31, 2024 and 2023. The weighted-average discount rate was 5.0% and the weighted-average remaining lease term was 8.1 years as of December 31, 2024.

Maturities of operating lease liabilities at December 31, 2024, were as follows (in thousands):

Amount
2025	$2,563
2026	2,621
2027	2,625
2028	2,478
2029	2,545
Thereafter	7,750
Total lease payments	20,582
Less: imputed interest	(3,898)
Present value of lease liabilities	16,684
Less: current portion	(1,800)
Lease liabilities less current portion	$14,884

Note 8. Intangible Assets, Net

The following is a summary of intangible assets with definite and indefinite lives (in thousands):

	Balance at December 31, 2024			Balance at December 31, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Definite Lived:
Customer relationships	$9,180	$6,839	$2,341	$9,180	$5,691	$3,489
Indefinite Lived:
Tradename(1)	10,750	—	10,750	10,750	—	10,750
Total intangible assets	$19,930	$6,839	$13,091	$19,930	$5,691	$14,239

(1) During the year ended December 31, 2023, a charge of $2.2 million was recorded on our indefinite lived tradename asset as such to reflect the impairment of the value ascribed to the indefinite lived tradename asset.

For each of the years ended December 31, 2024 and 2023 amortization expense was approximately $1.1 million.

The remaining weighted-average useful life of definite lived intangible assets is two years. The estimated future amortization expense of intangible assets with definite lives is as follows (in thousands):

Amount
2025	$1,148
2026	1,148
2027	45
Estimated future amortization expense of definite-lived intangible assets	$2,341

There was no impairment of the indefinite lived tradename asset during the year ended December 31, 2024. In connection with the Company’s annual budgeting process, during the fourth quarter of 2023 the Company updated its 2024 budget to lower its financial projections in 2024 and beyond. Given the significance of the downward revisions to the Company’s forecast, primarily resulting from adverse industry and market conditions, an impairment test of Teknova’s indefinite lived tradename asset was performed as of December 31, 2023.

The fair value of the tradename was determined using the relief from royalty method. Significant assumptions under this method include forecasted revenues, royalty rate, discount rate, and terminal value. Fair values were determined using Level 3 inputs under ASC 820. Based on the impairment test performed, the Company determined that the Teknova tradename was impaired as of December 31, 2023. As a result, the Company recognized a $2.2 million non-cash impairment charge for the Teknova tradename during the fourth quarter ended December 31, 2023. The impairment charge represented the difference between the estimated fair value of the Company’s tradename and its carrying value. The carrying value of the indefinite lived tradename asset as of December 31, 2024 and 2023 was $10.8 million.

There was no impairment of definite lived intangible assets during the years ended December 31, 2024 and 2023.

Note 9. Accrued Liabilities

Accrued liabilities were comprised of the following (in thousands):

	As of December 31,
	2024	2023
Payroll-related	$3,041	$3,826
Property, plant, and equipment	89	—
Deferred revenue	30	16
Insurance premiums and accrued interest	56	409
Loss contingency accrual	373	300
Other	952	1,028
Total current accrued liabilities	$4,541	$5,579

On July 8, 2024, the Company entered into a financing agreement with First Insurance Funding for the financing of the Company’s Director and Officers (D&O) liability insurance and related policies. Under the terms of the financing agreement, the Company will pay a total of $0.6 million in premiums, taxes and fees, plus interest at an annual percentage rate of 8.49% in seven monthly separate installment payments commencing on July 25, 2024. During the year ended December 31, 2024, the Company made a down payment on the policy of $0.2 million to the insurer and six monthly installments for an aggregate of $0.3 million to First Insurance Funding. As of December 31, 2024, the Company owed $0.1 million for insurance premiums and accrued interest.

Note 10. Long-Term Debt, Net

On March 8, 2024, the Company entered into limited waivers and amendments (collectively Amendment No. 5) to (i) the May 10, 2022, Amended and Restated Credit and Security Agreement (Term Loan), as amended on November 8, 2022, March 28, 2023, July 13, 2023, and September 19, 2023 and (ii) the May 10, 2022, Amended and Restated Credit and Security Agreement (Revolving Loan) as amended on November 8, 2022, March 28, 2023, July 13, 2023 and September 19, 2023 (together, the Amended and Restated Credit Agreement), in each case with the Company as borrower and with MidCap Financial Trust (MidCap) as agent and lender, and the additional lenders from time to time party thereto.

Amendment No. 5 modified the credit facility established under the Amended and Restated Credit Agreement, which provided for a $57.1 million credit facility (the Credit Facility) and consisted of a $52.1 million senior secured term loan (the Term Loan) and a $5.0 million working capital facility (the Revolver).

The interest on the Term Loan was based on the forward-looking one-month term Secured Overnight Financing Rate adjusted upward by 0.10% (Term SOFR) plus an applicable margin of 7.00%, subject to a Term SOFR floor of 4.50%. If any advance under the Term Loan was prepaid at any time, a prepayment fee would be charged based on the amount prepaid and an applicable percentage amount, such as 4%, 3%, or 1%, based on the date the prepayment was made. Interest on an outstanding balance under the Revolver was payable monthly in arrears at an annual rate of Term SOFR plus an applicable margin of 4.00%, subject to a Term SOFR floor of 4.50%.

The Credit Facility included minimum net revenue requirements that were measured on a trailing twelve-month basis and a minimum cash requirement. Amendment No. 5 reduced the minimum net revenue requirements for future periods up to and including for the twelve months ending December 31, 2024—for example, the Company’s minimum net revenue requirement was reduced for the twelve months ending December 31, 2024, from $42.0 million to $34.0 million. Amendment No. 5 also removed those requirements for the periods ending January 31, 2025 through December 31, 2025, instead requiring that for each applicable twelve-month period ending after December 31, 2024, the Company’s minimum net revenue requirement would be determined by MidCap in its reasonable discretion in consultation with the Company’s senior management and based on financial statements and projections delivered to MidCap in accordance with the financial reporting requirements in the Credit Facility, so long as the minimum net revenue requirements for those periods shall not be less than the greater of (x) the applicable minimum net revenue requirement for the twelve-month period ending on the last day of the immediately preceding month and (y) $34.0 million. In addition, Amendment No. 5 also removed the advance rate for finished goods inventory in the determination of the borrowing base for the Revolver and increased the minimum cash requirement from $9.0 million to $10.0 million. Under the terms of the Credit Facility, cash and cash equivalents as well as short-term investments in U.S. Treasuries were included in the determination of the minimum cash covenant. Finally, Amendment No. 5 conditioned the next borrowing under the Revolver on the Company achieving net revenue for the preceding twelve-month period of at least $38.0 million down from $45.0 million. As a condition to the effectiveness of Amendment No. 5, the Company also issued an equity-classified warrant with a fair value of $0.1 million as described further in “Note 11. Stockholder’s Equity.” This warrant was recorded as additional debt issuance costs, which was being amortized to interest expense over the term of the Credit Facility using the effective interest method.

The maturity date of the Credit Facility was May 1, 2027. On the date of termination of the Term Loan or the date on which the obligations under the Term Loan became due and payable in full, the Company would pay an exit fee in an amount equal to 9.00% of the total aggregate principal amount of term loans made pursuant to the Term Loan (including amendments thereto) as of such date. All loans issued under the Credit Facility were collateralized by the Company’s assets.

Long-term debt, net consisted of the following (in thousands):

	As of December 31,
	2024	2023
Long-term debt	$12,135	$12,135
Cumulative accretion of exit fee	1,544	1,261
Unamortized debt discount and debt issuance costs	(191)	(145)
Total debt	13,488	13,251
Less: current portion	(4,045)	—
Long-term debt, net	$9,443	$13,251

At December 31, 2024, the scheduled maturities of the Company’s debt obligations were as follows (in thousands):

Amount
2025	$4,045
2026	6,068
2027	2,022
Total	$12,135

As of December 31, 2024, the fair value of the Company’s long-term debt approximated its carrying value. The fair value of the Company’s long-term debt was based on observable market inputs (Level 2).

On March 3, 2025, the Company entered into the Second Amended and Restated Credit Agreement (defined in Note 17 below), which amends and restates the Amended and Restated Credit Agreement referred to above.

Note 11. Stockholders’ Equity

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

Note 12. Stock-Based Compensation

Equity Incentive Plans

Teknova maintains stock incentive plans for the benefit of certain of Teknova's officers, directors, consultants and employees. The Company granted time-based and performance-based options to purchase common shares under both its 2016 Stock Plan, as amended (2016 Plan) and 2020 Equity Incentive Plan, as amended (2020 Plan). At the time the 2020 Plan became effective, no additional stock awards were granted or are able to be granted in the future under the 2016 Plan. In June 2021, the Company’s board of directors and the Company’s stockholders approved the 2021 Equity Incentive Plan (2021 Plan), which became effective in connection with the IPO. From and after the date on which the 2021 Plan became effective, no further grants were made or will be made under the 2020 Plan. At December 31, 2024, 4,826,871 shares of the Company's common stock remain available for future grants under the 2021 Plan.

The types of equity-based awards that may be granted under the 2021 Plan include: incentive stock options or nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, and other stock-based awards. The equity-based awards for employees will vest over a four-year period, pursuant to two different vesting schedules. For initial equity-based awards granted to employees, the first vest is generally a one-year cliff vest, followed by monthly vesting for the final three years. Thereafter, annual equity-based awards granted to employees typically vest monthly over the four-year vest term, except for restricted stock units which vest annually over a four year period. The initial equity-based awards granted to the Company’s non-employee, independent directors upon appointment to the board of directors will vest over a three-year period, with the first vest being a one-year cliff, followed by monthly vesting over the remaining two years. Thereafter, annual equity-based awards granted to the Company’s non-employee, independent directors will cliff vest after one year from the date of grant.

Generally, the number of shares of the Company’s common stock that will be reserved for issuance under the 2021 Plan will automatically increase on January 1 of each year for a period of ten years, beginning on January 1, 2022, and continuing through January 1, 2031, in an amount equal to 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding year; provided, however, that the Company’s board of directors may act prior to January 1 of a given year to provide that the increase for such year will be a lesser number of shares of common stock. Effective January 1, 2025, an additional 2,136,389 new shares became available for issuance under the 2021 Plan.

Stock Options

The following table summarizes the stock option activity for the year ended December 31, 2024 (in thousands, except share and per share data):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	4,041,807	$6.41	7.53	$5,159
Granted	756,400	$2.97	—	—
Exercised	(8,865)	$3.33	—	—
Forfeited	(470,592)	$9.13	—	—
Expired	(326,415)	$11.99	—	—
Outstanding at December 31, 2024	3,992,335	$4.99	6.86	$19,318
Exercisable at December 31, 2024	2,410,383	$5.36	6.31	$11,752
Vested and expected to vest at December 31, 2024	3,707,653	$5.34	7.08	$17,070

The total intrinsic value of options exercised during the year ended December 31, 2024 and 2023 was $0.1 million and $0.1 million, respectively. The aggregate grant-date fair value of options vested during the year ended December 31, 2024 and 2023, was $2.5 million and $4.7 million, respectively.

Restricted Stock Units

The following table summarizes the restricted stock unit activity for the year ended December 31, 2024 (in thousands, except share and per share data):

	Number of Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	155,780	$5.05	1.36	$581
Granted	60,000	$1.29	—	—
Vested	(67,169)	$4.58	—	—
Forfeited	(21,000)	$5.41	—	—
Outstanding at December 31, 2024	127,611	$3.47	0.84	$1,066
Vested and expected to vest at December 31, 2024	127,611	$3.47	0.84	$1,066

The aggregate grant-date fair value of restricted stock units vested during the year ended December 31, 2024 and 2023, was $0.3 million and $0.2 million, respectively.

Employee Stock Purchase Plan

In June 2021, the Company’s board of directors and the Company’s stockholders, respectively, approved the Company’s 2021 Employee Stock Purchase Plan (the ESPP), which became effective in connection with the IPO. At December 31, 2024, 887,119 shares of the Company’s common stock remain available for issuance under the ESPP. The number of shares of the Company’s common stock that will be reserved for issuance will automatically increase on January 1 of each year for a period of ten years, beginning on January 1, 2022, and continuing through January 1, 2031, by the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year; and (ii) 319,911 shares (subject to adjustments for stock splits, dividends, combinations of shares, exchanges of shares, and other “Capitalization Adjustments,” as defined in the ESPP), except before the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). Effective January 1, 2025, an additional 319,911 new shares became available for issuance under the ESPP.

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

The weighted average assumptions used in the Black-Scholes option-pricing model were as follows:

	For the Year Ended December 31,
	Employee Stock Option Plans		Employee Stock Purchase Plan
	2024	2023	2024	2023
Estimated dividend yield	-%	-%	-%	-%
Weighted-average expected stock price volatility	35.91%	35.10%	30.00%	32.00%
Weighted-average risk-free interest rate	4.32%	4.14%	5.23%	5.37%
Expected average term of options (in years)	6.25	5.95	0.50	0.50
Weighted-average fair value of common stock	$2.97	$5.03	$2.87	$2.88
Weighted-average fair value per option	$1.29	$2.11	$0.71	$0.72

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

Summary of Stock-Based Compensation Expense

Stock-based compensation expense included in the accompanying financial statements was as follows (in thousands):

	For the Year Ended December 31,
	2024	2023
Cost of sales	$112	$142
Research and development	82	162
Sales and marketing	196	660
General and administrative	3,276	3,173
Total stock-based compensation expense	$3,666	$4,137

Stock-based compensation expense related to stock options was $3.4 million and $3.7 million for the years ended December 31, 2024 and 2023, respectively. Unrecognized compensation expense related to stock options was $3.2 million at December 31, 2024, which is expected to be recognized as expense over the weighted-average period of 2.77 years.

Stock-based compensation expense related to restricted stock units was $0.2 million and $0.3 million for the years ended December 31, 2024 and 2023, respectively. Unrecognized compensation expense related to restricted stock units was $0.3 million at December 31, 2024, which is expected to be recognized as expense over the weighted-average period of 1.37 years.

During the year ended December 31, 2021, the Company’s board of directors approved an amendment to the outstanding performance-based option to acquire 231,719 shares of the Company’s common stock previously granted under 2020 Plan, to eliminate the performance-based vesting and provide that such option will vest in 48 equal monthly installments. The stock option modification was measured as the excess of the fair value of the modified option over the fair value of the original option immediately before the modification. The incremental stock-based compensation expense for such stock option modification is approximately $3.5 million, of which $0.9 million of incremental stock-based compensation expense was recognized during each of the years ended December 31, 2024 and 2023, in general and administrative expenses in the accompanying financial statements. Additionally, in January 2019, the Company granted 284,682 performance-based options that vest upon a change of control. As of December 31, 2024, these options were not considered probable of vesting. The Company had unrecognized compensation expense of approximately $0.5 million at December 31, 2024, relating to these options.

Total stock-based compensation expense related to the ESPP was not significant and $0.1 million for the years ended December 31, 2024 and 2023, respectively. Total compensation cost related to the ESPP not yet recognized is also not significant. As of December 31, 2024, an insignificant amount has been withheld on behalf of employees for a future purchase under the ESPP. The Company issued 88,926 and 148,102 shares of common stock under the ESPP during the years ended December 31, 2024 and 2023, respectively.

Note 13. Income Taxes

Teknova’s benefit from income taxes consist of the following (in thousands):

	For the Year Ended December 31,
	2024	2023
Current:
Federal	$—	$—
State	4	6
Total current	4	6
Deferred:
Federal	(24)	(25)
State	(68)	(279)
Total deferred	(92)	(304)
Income tax benefit	$(88)	$(298)

A reconciliation of the statutory tax rate to the Company’s effective tax rate was as follows:

	For the Year Ended December 31,
	2024	2023
Statutory federal income tax rate %	21.0%	21.0%
State income tax rate	4.9	5.9
Stock compensation	(2.4)	(0.5)
Research and development credit	0.1	0.7
Change in valuation allowance	(21.5)	(26.1)
Other	(1.8)	(0.2)
Effective tax rate %	0.3%	0.8%

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

	As of December 31,
	2024	2023
Deferred tax asset
Net operating loss carryforwards	$20,499	$14,184
Accrued compensation	509	803
Stock compensation	1,762	1,823
Tax credit carryforwards	1,058	880
Accruals and other	635	131
Operating lease liabilities	4,382	4,599
Capitalized research and development expenses	2,288	2,304
Inventory capitalization	386	428
Total deferred tax asset	31,519	25,152
Deferred tax liability
Property, plant, and equipment	(2,410)	(1,231)
Intangibles	(3,280)	(3,600)
Operating right-of-use lease assets	(4,140)	(4,402)
Total deferred tax liability	(9,830)	(9,233)
Valuation allowance	(22,516)	(16,838)
Net deferred tax liability	$(827)	$(919)

As of the end of December 31, 2024, Teknova has federal and state net operating loss carryforwards (NOLs) of $75.3 million and $69.2 million, respectively. The federal NOLs will carryforward indefinitely but are subject to an 80% taxable income limitation. The state NOLs begin to expire in 2036. As of December 31, 2024, the Company had federal research and development tax credit carryforwards of $0.6 million, which will begin to expire in 2036 and a state research and development tax credit carryforward of $0.2 million and carry forward indefinitely. NOLs and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, as well as similar state tax provisions. This could limit the amount of NOLs and tax credits that the Company can utilize annually to offset future taxable income or tax liabilities.

For the years ended December 31, 2024 and 2023, the Company recorded a net increase in valuation allowances of $5.7 million and $9.7 million, respectively, comprised primarily of an increase of valuation allowance on certain NOLs being carried forward which are not expected to be realizable. Valuation allowances are determined based on management’s assessment of its deferred tax assets that are more likely than not to be realized.

The Company had unrecognized tax benefits of $0.1 million and $0.1 million at December 31, 2024 and 2023, respectively. In connection with FASB’s Accounting for Uncertainty in Income Taxes, the Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not expect to recognize any unrecognized tax benefits over the next twelve months. Consequently, the Company had not accrued interest or penalties related to uncertain tax positions as of the end of December 31, 2024 or 2023.

Teknova files income tax returns in the U.S. federal jurisdiction and various states. The Company is no longer subject to U.S. federal income tax examinations for tax years prior to 2021. The Company is no longer subject to state income tax examinations for tax years prior to 2020. All net operating losses and tax credits generated to date are subject to adjustment for U.S. federal and state income tax purposes. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	For the Year Ended December 31,
	2024	2023
Net loss	$(26,745)	$(36,780)
Weighted average shares used in computing net loss per share—basic and diluted	46,745,905	31,819,776
Net loss per share—basic and diluted	$(0.57)	$(1.16)

The following is a summary of the common stock equivalents for the securities outstanding during the respective periods that have been excluded from the computation of diluted net loss per common share, as their effect would be anti-dilutive:

	For the Year Ended December 31,
	2024	2023
Equity-based compensation	3,941,878	4,009,699

Note 15. Other Financial Information

The change in the allowance for credit losses was as follows:

	For the Year Ended December 31,
	2024	2023
Beginning balance	$20	$22
Provisions (benefits)	130	21
Recoveries (write-offs), net	(67)	(23)
Ending balance	$83	$20

The change in the inventory reserve was as follows:

	For the Year Ended December 31,
	2024	2023
Beginning balance	$691	$1,046
Provisions (benefits)	4,549	323
Write-offs and other	(2,786)	(678)
Ending balance	$2,454	$691

The change in the income tax valuation allowance was as follows:

	For the Year Ended December 31,
	2024	2023
Beginning balance	$16,838	$7,170
Additions charged to expense	5,744	9,668
Reductions charged to other accounts	—	—
Ending balance	$22,582	$16,838

The change in unrecognized tax benefits were as follows:

	For the Year Ended December 31,
	2024	2023
Beginning balance	$136	$42
Tax positions related to the current year:
Additions	—	86
Reductions	—	—
Tax positions related to the prior year:
Additions	5	8
Reductions	—	—
Ending balance	$141	$136

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

In August 2023, a former Teknova employee filed a claim with the California Labor and Workforce Development Agency alleging various causes of action under California’s labor, wage, and hour laws. The plaintiff generally alleged that Teknova did not appropriately calculate and pay meal break premiums and otherwise failed to calculate and pay appropriate overtime wages or bonuses to certain of its California non-exempt employees. As of December 31, 2023, the Company had accrued its best estimate of potential loss related to a possible settlement of the claims of the former employee and other employees who may assert similar claims, in the amount of $0.3 million, which is included within “Accrued liabilities” on the Balance Sheet. On June 6, 2024, a mediation took place, in the course of which Teknova agreed to settle the plaintiff’s claims for $0.4 million (the Settlement), resulting in an incremental accrual of $0.1 million during the year ended December 31, 2024. Because the plaintiff brought his claims on behalf of himself as an individual and as a representative of a purported class of others similarly situated, a court must approve the Settlement before Teknova will pay any amounts pursuant to the Settlement. As of December 31, 2024, the Company had therefore accrued $0.4 million within “Accrued liabilities” on the Balance Sheet.

Note 17. Subsequent Events

On March 3, 2025, the Company entered into the Second Amended and Restated Credit and Security Agreement (Term Loan) as borrower, with MidCap, as agent and lender, and the additional lenders from time to time party thereto (the Second Amended and Restated Term Loan Credit Agreement) and the Second Amended and Restated Credit and Security Agreement (Revolving Loan) as borrower, with MidCap as agent and lender, and the additional lenders from time to time party thereto (the Second Amended and Restated Revolving Loan Credit Agreement, together with the Second Amended and Restated Term Loan Credit Agreement, the Second Amended and Restated Credit Agreement). The Second Amended and Restated Credit Agreement amends and restates that certain Amended and Restated Credit Agreement (defined in Note 10 above).

The Second Amended and Restated Credit Agreement provides for a $28.245 million credit facility consisting of a $23.245 million senior secured term loan (Amended Term Loan) and a $5.0 million working capital facility (Amended Revolver). The Amended Term Loan consists of the $12.135 million balance outstanding under the previous term loan, plus an additional $1.110 million related to the exit fee that would otherwise have been due upon closing of the Second and Amended Restated Term Loan Credit Agreement, as well as an additional tranche of $10.0 million that may become available for use in an acquisition, with MidCap’s consent. The maximum loan amount under the Amended Revolver is $5.0 million, with borrowings limited in accordance with a borrowing base calculation, based solely on eligible accounts receivable.

The interest on the Amended Term Loan is based on the forward-looking one-month term Secured Overnight Financing Rate adjusted upward by 0.10% (Term SOFR), plus an applicable margin of 6.45%, subject to a Term SOFR floor of 3.75%. If any advance under the Amended Term Loan is prepaid at any time, a prepayment fee is charged based on the amount being prepaid and an applicable percentage amount, such as 4%, 3%, or 1%, based on the date the prepayment is made. Interest on an outstanding balance under the Amended Revolver is payable monthly in arrears at an annual rate of Term SOFR plus an applicable margin of 4.00%, subject to a Term SOFR floor of 3.75%.

The Second Amended and Restated Credit Agreement includes minimum net revenue requirements that are measured on a trailing twelve-month basis and a minimum cash requirement throughout the term of the Second Amended and Restated Credit Agreement. For example, the Company’s minimum net revenue requirement for the twelve months ending December 31, 2025, is $39.0 million. The minimum cash requirement is $8.0 million, which includes cash and cash equivalents as well as short-term investments in U.S. Treasuries, under the terms of the Second Amended and Restated Credit Agreement.

The maturity date of the Second Amended and Restated Credit Agreement is March 1, 2030, with principal repayments beginning on April 1, 2028. On the date of termination of the Amended Term Loan or the date on which the obligations under the Amended Term Loan become due and payable in full, the Company will pay an exit fee in an amount equal to 5.0% of the total aggregate principal amount of term loans made pursuant to the Second Amended and Restated Term Loan Credit Agreement as of such date.