Form 10-Q
period 2025-03-31
Alpha Teknova, Inc.
filed 2025-05-09
CIK 1850902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 7, 2025, the registrant had 53,440,810 shares of common stock, $0.00001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements relating to our financial condition, results of operations, plans, objectives, future performance and business, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “would,” “potential,” “likely,” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q may include, but are not limited to, statements about:

•
general economic, market or business conditions as well as those in the specific industry and markets in which our business operates which may impact customer demand for our products;
•
our ability to meet our publicly announced guidance or other expectations about our business;
•
our future financial performance, including our revenue, costs of revenue, and operating expenses;
•
our ability to grow profitability;
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
•
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

We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects, business strategy, and financial needs. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, assumptions, and other factors described in the section titled “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K filed with the SEC on March 7, 2025 (the 2024 Annual Report on Form 10-K) and elsewhere in this Quarterly Report on Form 10-Q. These risks are not exhaustive. Other sections of this Quarterly Report on Form 10-Q include additional factors that could adversely impact our business and financial performance. Furthermore, new risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

ALPHA TEKNOVA, INC.

Form 10-Q for the Quarter Ended March 31, 2025

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

ALPHA TEKNOVA, INC.

Condensed Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2025	2024
Revenue	$9,795	$9,290
Cost of sales	6,788	7,081
Gross profit	3,007	2,209
Operating expenses:
Research and development	552	860
Sales and marketing	1,640	1,667
General and administrative	5,492	7,381
Amortization of intangible assets	287	287
Total operating expenses	7,971	10,195
Loss from operations	(4,964)	(7,986)
Other income (expenses), net
Interest expense, net	(144)	(145)
Other adjustment to loan exit fee	485	—
Total other income (expenses), net	341	(145)
Loss before income taxes	(4,623)	(8,131)
Provision for (benefit from) income taxes	22	(34)
Net loss	$(4,645)	$(8,097)
Net loss per share—basic and diluted	$(0.09)	$(0.20)
Weighted average shares used in computing net loss per share—basic and diluted	53,421,533	40,804,885

The accompanying notes are an integral part of these condensed financial statements.

ALPHA TEKNOVA, INC.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	As of March 31, 2025	As of December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$3,377	$3,708
Short-term investments, held -to-maturity	22,896	26,688
Accounts receivable, net of allowance for credit losses of $128 thousand and $83 thousand as of March 31, 2025 and December 31, 2024, respectively	5,616	4,312
Inventories, net	6,573	6,801
Prepaid expenses and other current assets	1,271	1,267
Total current assets	39,733	42,776
Property, plant, and equipment, net	44,728	45,753
Operating right-of-use lease assets	15,409	15,767
Intangible assets, net	12,804	13,091
Other non-current assets	1,319	1,382
Total assets	$113,993	$118,769
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,555	$825
Accrued liabilities	3,640	4,541
Current portion of operating lease liabilities	1,850	1,800
Current portion of long-term debt	—	4,045
Total current liabilities	7,045	11,211
Deferred tax liabilities	848	827
Other accrued liabilities	—	10
Long-term debt, net	12,989	9,443
Long-term operating lease liabilities	14,506	14,884
Total liabilities	35,388	36,375
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized at March 31, 2025 and December 31, 2024, respectively, zero shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.00001 par value, 490,000,000 shares authorized at March 31, 2025 and December 31, 2024, 53,437,060 and 53,409,727 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	201,780	200,924
Accumulated deficit	(123,176)	(118,531)
Total stockholders’ equity	78,605	82,394
Total liabilities and stockholders’ equity	$113,993	$118,769

The accompanying notes are an integral part of these condensed financial statements.

ALPHA TEKNOVA, INC.

Condensed Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2025	53,409,727	$1	$200,924	$(118,531)	$82,394
Stock-based compensation	—	—	852	—	852
Issuance of common stock upon exercise of stock options	4,795	—	4	—	4
Vesting of restricted stock units	22,538	—	—	—	—
Net loss	—	—	—	(4,645)	(4,645)
Balance at March 31, 2025	53,437,060	$1	$201,780	$(123,176)	$78,605

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2024	40,793,848	$—	$181,822	$(91,786)	$90,036
Issuance of common stock warrants	—	—	132	—	132
Stock-based compensation	—	—	1,307	—	1,307
Vesting of restricted stock units	29,539	—	—	—	—
Net loss	—	—	—	(8,097)	(8,097)
Balance at March 31, 2024	40,823,387	$—	$183,261	$(99,883)	$83,378

The accompanying notes are an integral part of these condensed financial statements.

ALPHA TEKNOVA, INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2025	2024
Operating activities:
Net loss	$(4,645)	$(8,097)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	45	7
Inventory reserve	437	(91)
Depreciation and amortization	1,580	1,636
Stock-based compensation	852	1,307
Deferred taxes	21	(35)
Accrued interest income on short-term investments	(54)	—
Amortization of discount on short-term investments	(184)	—
Amortization of debt financing costs	86	84
Other adjustment to loan exit fee	(485)	—
Non-cash lease expense	30	47
Loss on disposal of property, plant, and equipment	—	49
Changes in operating assets and liabilities:
Accounts receivable	(1,349)	(619)
Inventories	(209)	478
Prepaid expenses and other current assets	(4)	174
Other non-current assets	63	117
Accounts payable	740	133
Accrued liabilities	(1,017)	(1,724)
Other	(10)	(24)
Cash used in operating activities	(4,103)	(6,558)
Investing activities:
Purchases of short-term investments	(1,970)	—
Maturities of short-term investments	6,000	—
Proceeds from sale of property, plant, and equipment	—	125
Purchases of property, plant, and equipment	(206)	(112)
Cash provided by investing activities	3,824	13
Financing activities:
Proceeds from long-term debt	1,110	—
Payment of exit fee costs	(1,110)	—
Payments related to equity financing	—	(37)
Repayment of financed insurance premiums	(56)	(306)
Proceeds from exercise of stock options	4	—
Cash used in financing activities	(52)	(343)
Change in cash and cash equivalents	(331)	(6,888)
Cash and cash equivalents at beginning of period	3,708	28,484
Cash and cash equivalents at end of period	$3,377	$21,596
Supplemental cash flow disclosures:
Income taxes paid	$—	$—
Interest paid, net of amounts capitalized	$353	$366
Capitalized property, plant, and equipment included in accounts payable and accrued liabilities	$166	$5
Debt issuance costs included in accrued liabilities	$100	$25
Issuance of common stock warrants	$—	$132
Recognition of operating right-of-use lease asset	$116	$1,293
Recognition of operating lease liabilities	$116	$1,306

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

The unaudited condensed financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2024, and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the results for the interim periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain amounts of assets, liabilities, revenue, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results may differ from those estimates.

These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and the related notes thereto as of and for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2025 (the 2024 Annual Report on Form 10-K). Refer to “Notes to Financial Statements—Note 2. Summary of Significant Accounting Policies,” within the 2024 Annual Report on Form 10-K for a full list of the Company’s significant accounting policies. The information in those notes has not changed except as a result of normal adjustments in the interim periods.

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

Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure in the rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciliation items in some categories if the items meet a quantitative threshold. The guidance also requires disclosure of income taxes paid, net of refunds, disaggregated by federal (national), state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold. The guidance is effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of this standard to determine its impact on the Company’s disclosures.

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

The CODM assesses performance and decides how to allocate resources and make operating decisions based on net loss that is reported on the statement of operations. Net loss is also used to monitor budget versus actual results. The measure of segment assets is reported on the balance sheet as total assets. Revenues, expenses, and assets requiring disclosure in accordance with ASC 280, Segment Reporting, are also included in the accompanying financial statements. See the statements of operations for the three months ended March 31, 2025 and 2024 and the balance sheets as of March 31, 2025 and December 31, 2024, for details.

Note 4. Revenue Recognition

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

Teknova’s revenue, disaggregated by product category, was as follows (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Lab Essentials	$8,117	$7,266
Clinical Solutions	1,162	1,718
Other	516	306
Total revenue	$9,795	$9,290

Teknova’s revenue, disaggregated by geographic region, was as follows (in thousands):

	For the Three Months Ended March 31,
	2025	2024
United States	$9,272	$8,870
International	523	420
Total revenue	$9,795	$9,290

Note 5. Concentrations of Risk

Customers

Customers who accounted for 10% or more of the Company’s revenues and outstanding balance of accounts receivable are presented as follows:

	For the Three Months Ended March 31,		As of	As of
	2025	2024	March 31, 2025	December 31, 2024
Distributor customer A	22%	16%	20%	17%

The Company’s customers that are distributors, as opposed to direct customers, represent highly diversified customer bases.

Suppliers

Suppliers who accounted for 10% or more of the Company’s inventory purchases and outstanding balance of accounts payable are presented as follows:

	For the Three Months Ended March 31,		As of	As of
	2025	2024	March 31, 2025	December 31, 2024
Distributor supplier A	34%	39%	20%	18%
Direct supplier A	21%	*	*	*

* Represents less than 10%.

The Company’s suppliers that are distributors, as opposed to direct suppliers, represent highly diversified supplier bases.

Note 6. Short-term Held-to-Maturity Investments

The Company invests excess cash balances in short-term U.S. Treasuries. Investments are classified based on the facts and circumstances present at the time of purchase. The appropriateness of that classification is subsequently reassessed at each reporting date. As of March 31, 2025, the Company has both the ability and intention to hold these investments until maturity and therefore has classified these investments as held-to-maturity and recorded them at amortized cost which approximates fair value and presented them in “Short-term investments, held -to-maturity” on the balance sheet. The fair value of the Company's short-term investments was based on quoted prices in active markets for these investments (Level 1). The income recognized for these investments was recorded within interest income on the statement of operations.

Note 7. Inventories, Net

Inventories consisted of the following (in thousands):

	As of March 31, 2025	As of December 31, 2024
Finished goods, net	$4,114	$4,672
Work in process	42	24
Raw materials, net	2,417	2,105
Total inventories, net	$6,573	$6,801

Note 8. Property, Plant, and Equipment, Net

Property, plant, and equipment consisted of the following (in thousands):

	As of March 31, 2025	As of December 31, 2024
Machinery and equipment	$29,947	$29,765
Office furniture and equipment	931	922
Vehicles	340	340
Leasehold improvements	24,859	24,346
	56,077	55,373
Less—Accumulated depreciation	(13,538)	(12,244)
	42,539	43,129
Construction in progress	2,189	2,624
Total property, plant, and equipment, net	$44,728	$45,753

For the three months ended March 31, 2025, depreciation expense was $1.3 million, and for the three months ended March 31, 2024, depreciation expense was $1.3 million.

Note 9. Leases

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

The components of lease expense and other information related to leases were as follows (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Operating lease expense	$684	$745
Variable lease expense	113	109
Total lease expense	$797	$854

Cash paid for amounts included in the measurement of the lease liabilities was $0.6 million for the three months ended March 31, 2025, and cash paid for amounts included in the measurement of the lease liabilities was $0.7 million for the three months ended March 31, 2024. The weighted-average discount rate was 5.0% and the weighted-average remaining lease term was 7.8 years as of March 31, 2025.

Maturities of operating lease liabilities at March 31, 2025 were as follows (in thousands):

Amount
Remainder of 2025	$1,937
2026	2,641
2027	2,644
2028	2,497
2029	2,565
Thereafter	7,789
Total lease payments	20,073
Less: imputed interest	(3,717)
Present value of lease liabilities	16,356
Less: current portion	(1,850)
Lease liabilities less current portion	$14,506

Note 10. Intangible Assets, Net

The following is a summary of intangible assets with definite and indefinite lives (in thousands):

	Balance at March 31, 2025			Balance at December 31, 2024
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Definite Lived:
Customer relationships	$9,180	$7,126	$2,054	$9,180	$6,839	$2,341
Indefinite Lived:
Tradename	10,750	—	10,750	10,750	—	10,750
Total intangible assets	$19,930	$7,126	$12,804	$19,930	$6,839	$13,091

For each of the three months ended March 31, 2025 and 2024, amortization expense was $0.3 million.

As of March 31, 2025, the remaining weighted-average useful life of definite lived intangible assets was 1.8 years. The estimated future amortization expense of intangible assets with definite lives is as follows (in thousands):

Amount
Remainder of 2025	$861
2026	1,148
2027	45
Estimated future amortization expense of definite-lived intangible assets	$2,054

Note 11. Accrued Liabilities

Accrued liabilities were comprised of the following (in thousands):

	As of March 31, 2025	As of December 31, 2024
Payroll-related	$2,018	$3,041
Property, plant, and equipment	161	89
Deferred revenue	14	30
Insurance premiums and accrued interest	—	56
Loss contingency accrual	373	373
Other	1,074	952
Total current accrued liabilities	$3,640	$4,541

Note 12. Long-term Debt, Net

On March 3, 2025, the Company entered into the Second Amended and Restated Credit and Security Agreement (Term Loan) as borrower, with MidCap Financial Trust (MidCap), as agent and lender, and the additional lenders from time to time party thereto (the Second Amended and Restated Term Loan Credit Agreement) and the Second Amended and Restated Credit and Security Agreement (Revolving Loan) as borrower, with MidCap as agent and lender, and the additional lenders from time to time party thereto (the Second Amended and Restated Revolving Loan Credit Agreement, together with the Second Amended and Restated Term Loan Credit Agreement, the Second Amended and Restated Credit Agreement). The Second Amended and Restated Credit Agreement amends and restates the previous Amended and Restated Credit Agreement (as described and defined in our 2024 Annual Report on Form 10-K).

The Second Amended and Restated Credit Agreement provides for a $28.245 million credit facility consisting of a $23.245 million senior secured term loan (Term Loan) and a $5.0 million working capital facility (Revolver). The Term Loan consists of the $12.135 million balance outstanding under the previous term loan, plus an additional $1.110 million related to the exit fee that would otherwise have been due upon closing of the Second and Amended Restated Term Loan Credit Agreement, as well as an additional tranche of $10.0 million that may become available for use in an acquisition, with MidCap’s consent. The maximum loan amount under the Revolver is $5.0 million, with borrowings limited in accordance with a borrowing base calculation, based solely on eligible accounts receivable.

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

Long-term debt, net consisted of the following (in thousands):

	As of March 31, 2025	As of December 31, 2024
Long-term debt	$13,245	$12,135
Cumulative accretion of exit fee	9	1,544
Unamortized debt discount and debt issuance costs	(265)	(191)
Total debt	12,989	13,488
Less: current portion	—	(4,045)
Long-term debt, net	$12,989	$9,443

At March 31, 2025, the scheduled maturities of the Company’s debt obligations were as follows (in thousands):

Amount
Remainder of 2025	$—
2026	—
2027	—
2028	5,519
2029	6,623
Thereafter	1,103
Total	$13,245

As of March 31, 2025, the fair value of the Company’s debt approximated its carrying value. The fair value of the Company’s debt was based on observable market inputs (Level 2).

Note 13. Stock-Based Compensation

Equity Incentive Plans

The Company maintains a stock incentive plan that permits the granting of incentive stock options or nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, and other stock-based awards. The equity-based awards for employees generally vest over a four-year period, pursuant to different vesting schedules. For initial equity-based awards granted to employees, the first vest is generally a one-year cliff vest, followed by monthly vesting for the final three years. Thereafter, annual equity-based awards granted to employees typically vest monthly over the four-year vest term, except for restricted stock units which vest annually over a four year period. The initial equity-based awards granted to the Company’s non-employee, independent directors upon appointment to the board of directors will vest over a three-year period, with the first vest being a one-year cliff, followed by monthly vesting over the remaining two years. Thereafter, annual equity-based awards granted to the Company’s non-employee, independent directors will cliff vest after one year from the date of grant.

Stock Options

The following table summarizes the stock option activity for the three months ended March 31, 2025 (in thousands, except share and per share data):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2025	3,992,335	$4.99	6.86	$19,318
Granted	1,220,928	$8.23
Exercised	(4,795)	$0.88
Forfeited	(33,600)	$4.75
Expired	(500)	$15.09
Outstanding at March 31, 2025	5,174,368	$5.76	7.35	$9,021
Exercisable at March 31, 2025	2,700,956	$5.37	6.28	$6,351
Vested and expected to vest at March 31, 2025	4,889,686	$6.07	7.56	$7,673

The weighted average assumptions used in the Black-Scholes pricing model for stock options granted during the three months ended March 31, 2025 and 2024, were as follows:

	For the Three Months Ended March 31,
	2025	2024
Estimated dividend yield	-%	-%
Weighted-average expected stock price volatility	35.89%	35.91%
Weighted-average risk-free interest rate	4.38%	4.33%
Expected average term of options (in years)	6.25	6.25
Weighted-average fair value of common stock	$8.23	$2.85
Weighted-average fair value per option	$3.59	$1.24

Restricted Stock

The following table summarizes the restricted stock unit activity for the three months ended March 31, 2025 (in thousands, except share and per share data):

	Number of Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2025	127,611	$3.47	0.84	$1,066
Granted	—	$—
Vested	(22,538)	$5.41
Forfeited	—	$—
Outstanding at March 31, 2025	105,073	$3.06	0.74	$545
Vested and expected to vest at March 31, 2025	105,073	$3.06	0.74	$545

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan (ESPP) that authorizes the issuance of shares of common stock pursuant to purchase rights granted to eligible employees. Unless otherwise determined by the Company’s board of directors, shares of the Company’s common stock will be purchased for the accounts of employees participating in the Company’s ESPP at a price per share equal to the lesser of (i) 85% of the fair market value of a share of the Company’s common stock on the first day of an offering; or (ii) 85% of the fair market value of a share of the Company’s common stock on the date of purchase. Offering periods are generally six months long; offering periods begin on June 1 and December 1 of each year. The Company issued zero shares of common stock under the ESPP during the three months ended March 31, 2025 and 2024.

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

Stock-Based Compensation Expense

Stock-based compensation expense included in the accompanying condensed financial statements was as follows (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Cost of sales	$29	$49
Research and development	(8)	30
Sales and marketing	47	96
General and administrative	784	1,132
Total stock-based compensation expense	$852	$1,307

Stock-based compensation expense related to stock options was $0.8 million for the three months ended March 31, 2025, and $1.2 million for the three months ended March 31, 2024. Unrecognized compensation expense related to stock options was $4.3 million at March 31, 2025, which is expected to be recognized as expense over the weighted-average period of 3.22 years.

Stock-based compensation expense related to restricted stock units was not significant for the three months ended March 31, 2025, and $0.1 million for the three months ended March 31, 2024. Unrecognized compensation expense related to restricted stock units was $0.3 million at March 31, 2025, which is expected to be recognized as expense over the weighted-average period of 0.96 years.

Stock-based compensation expense related to the ESPP was not significant for either the three months ended March 31, 2025 and 2024. Total compensation cost related to the ESPP not yet recognized was not significant at March 31, 2025. As of March 31, 2025, an insignificant amount has been withheld on behalf of employees for future purchases under the ESPP.

Note 14. Income Taxes

For the three months ended March 31, 2025, the Company’s income tax expense was not significant, compared to the three months ended March 31, 2024 when the Company recorded minimal income tax benefit. The effective tax rates for the three months ended March 31, 2025 and 2024 were (0.5%) and 0.4%, respectively. The effective tax rates differ from the federal statutory rate primarily due to operating losses not expected to produce an income tax benefit.

The Company had insignificant unrecognized tax benefits as of March 31, 2025 and 2024. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not expect the balance of unrecognized tax benefits to change significantly over the next twelve months. The Company has not accrued interest or penalties related to uncertain tax positions as of March 31, 2025 or 2024.

Note 15. Net Loss Per Share

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	For the Three Months Ended March 31,
	2025	2024
Net loss	$(4,645)	$(8,097)
Weighted average shares used in computing net loss per share—basic and diluted	53,421,533	40,804,885
Net loss per share—basic and diluted	$(0.09)	$(0.20)

The following is a summary of the common stock equivalents for the securities outstanding during the respective periods that have been excluded from the computation of diluted net loss per common share, as their effect would be anti-dilutive:

	For the Three Months Ended March 31,
	2025	2024
Equity-based compensation	4,426,635	3,914,307
Warrants to purchase common stock	—	32,967

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

In August 2023, a former Teknova employee filed a claim with the California Labor and Workforce Development Agency alleging various causes of action under California’s labor, wage, and hour laws. The plaintiff generally alleged that Teknova did not appropriately calculate and pay meal break premiums and otherwise failed to calculate and pay appropriate overtime wages or bonuses to certain of its California non-exempt employees. On June 6, 2024, a mediation took place, in the course of which Teknova agreed to settle the plaintiff’s claims for $0.4 million (the Settlement). As of March 31, 2025 and December 31, 2024, the Company had therefore accrued its best estimate of potential loss related to a possible settlement of the claims of the former employee and other members of the purported class similarly situated former or current employees, in the amount of $0.4 million, which was included within “Accrued liabilities” on the Balance Sheet. In April 2025, the Settlement received final court approval and the Company paid the Settlement amount.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and related notes thereto included in Part I, Item I of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes thereto for the year ended December 31, 2024, included in the 2024 Annual Report on Form 10-K (the 2024 Annual Report on Form 10-K) filed on March 7, 2025, with the Securities and Exchange Commission (SEC). For a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Quarterly Report on Form 10-Q, you should review the risk factors identified in Part I, Item 1A, Risk Factors, of our 2024 Annual Report on Form 10-K and in Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q.

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

We generated revenue of $9.8 million during the three months ended March 31, 2025, which represents an increase of $0.5 million compared to revenue of $9.3 million during the three months ended March 31, 2024. For the three months ended March 31, 2025 and 2024, only 5.3% and 4.5%, respectively, of our revenue was generated from customers located outside of the United States. Our sales outside of the United States are denominated in U.S. Dollars.

We had an operating loss of $5.0 million during the three months ended March 31, 2025, compared to an operating loss of $8.0 million during the three months ended March 31, 2024. While our expenses may fluctuate over the short term, we expect our expenses will continue to increase in future periods, but at a slower rate, in connection with our ongoing activities as we:

•
attract, hire, and retain qualified personnel;
•
invest in processes and infrastructure to improve operating efficiency and expand capacity at our facilities, including the ramp up of our new, state-of-the-art manufacturing, warehouse, and distribution facilities; and
•
build our brand and market, and sell our products and services.

Impact of Broader Economic Trends on Our Business

We are closely monitoring economic uncertainty in the U.S. and abroad. General inflation in the U.S. rose in recent years to levels not experienced in recent decades. While the rate of inflation moderated in 2024, general inflation, including rising prices for our raw materials and other inputs, as well as rising salaries and other expenses, can negatively impact our business by increasing our cost of sales and operating expenses. In addition, during early 2024, the U.S. Federal Reserve raised interest rates in response to concerns about inflation, and although the U.S. Federal Reserve lowered interest rates in late 2024, the direction and timing of future interest rate changes remains uncertain. Inflation, together with increased interest rates, may cause our customers to reduce, delay, or cancel orders for our goods and services, thereby causing a decrease in or change in timing of sales of our products and services. We cannot predict the impact of future inflation and interest rate changes on the results of our operations. Furthermore, changes to tariff and related international trade policy in early 2025 create uncertainty about the broader economy and our business. For further information regarding the impact of these economic factors on the Company, please see the risk factors identified in Part I, Item 1A, Risk Factors, of our 2024 Annual Report on Form 10-K.

Results of Operations

Comparison of the Three Months Ended March 31, 2025, and Three Months Ended March 31, 2024

The following tables set forth our results of operations for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	For the Three Months Ended March 31,
	2025	2024	$ Change	% Change
Revenue	$9,795	$9,290	$505	5.4%
Cost of sales	6,788	7,081	(293)	(4.1)%
Gross profit	3,007	2,209	798	36.1%
Operating expenses:
Research and development	552	860	(308)	(35.8)%
Sales and marketing	1,640	1,667	(27)	(1.6)%
General and administrative	5,492	7,381	(1,889)	(25.6)%
Amortization of intangible assets	287	287	—	—
Total operating expenses	7,971	10,195	(2,224)	(21.8)%
Loss from operations	(4,964)	(7,986)	3,022	(37.8)%
Other income (expenses), net
Interest expense, net	(144)	(145)	1	(0.7)%
Other adjustment to loan exit fee	485	—	485	100.0%
Total other income (expenses), net	341	(145)	486	(335.2)%
Loss before income taxes	(4,623)	(8,131)	3,508	(43.1)%
Provision for (benefit from) income taxes	22	(34)	56	(164.7)%
Net loss	$(4,645)	$(8,097)	$3,452	(42.6)%

Revenue

Our revenue disaggregated by product category for the three months ended March 31, 2025 and 2024, was as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2025	2024	$ Change	% Change
Lab Essentials	$8,117	$7,266	$851	11.7%
Clinical Solutions	1,162	1,718	(556)	(32.4)%
Other	516	306	210	68.6%
Total revenue	$9,795	$9,290	$505	5.4%

Total revenue was $9.8 million and $9.3 million for the three months ended March 31, 2025 and 2024, respectively.

Lab Essentials revenue was $8.1 million for the three months ended March 31, 2025, an increase of $0.9 million, or 11.7%, compared to $7.3 million for the three months ended March 31, 2024. The increase in Lab Essentials revenue was attributable to an increased number of customers, partially offset by slightly lower average revenue per customer.

Clinical Solutions revenue was $1.2 million for the three months ended March 31, 2025, a decrease of $0.6 million, or 32.4%, compared to $1.7 million for the three months ended March 31, 2024. The decrease in Clinical Solutions revenue was attributable to lower average revenue per customer, partially offset by an increased number of customers.

Our revenue disaggregated by geographic region, for the three months ended March 31, 2025 and 2024, was as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2025	2024	$ Change	% Change
United States	$9,272	$8,870	$402	4.5%
International	523	420	103	24.5%
Total revenue	$9,795	$9,290	$505	5.4%

Revenue from U.S. sales was $9.3 million and $8.9 million for the three months ended March 31, 2025 and 2024, respectively. Revenue from U.S. sales as a percentage of our total revenue was consistent period over period, representing 94.7% and 95.5% of our total revenue during the three months ended March 31, 2025 and 2024, respectively.

Revenue from international sales was $0.5 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively. Revenue from international sales as a percentage of our total revenue was also consistent period over period, representing 5.3% and 4.5% of our total revenue during the three months ended March 31, 2025 and 2024, respectively.

Gross profit

Our gross profit for the three months ended March 31, 2025 and 2024, was as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2025	2024	$ Change	% Change
Cost of sales	$6,788	$7,081	$(293)	(4.1)%
Gross profit	3,007	2,209	798	36.1%
Gross profit %	30.7%	23.8%

Gross profit percentage was 30.7% and 23.8% for the three months ended March 31, 2025 and 2024, respectively. The increase in gross profit was primarily driven by higher revenue coupled with lower overhead costs.

Operating expenses

Our operating expenses for the three months ended March 31, 2025 and 2024, were as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2025	2024	$ Change	% Change
Research and development	$552	$860	$(308)	(35.8)%
Sales and marketing	1,640	1,667	(27)	(1.6)%
General and administrative	5,492	7,381	(1,889)	(25.6)%
Amortization of intangible assets	287	287	—	—
Total operating expenses	$7,971	$10,195	$(2,224)	(21.8)%

Research and development expenses were $0.6 million and $0.9 million for the three months ended March 31, 2025 and 2024, respectively. The decrease was primarily driven by lower salaries and wages resulting from the reduction in workforce that was completed early during the three months ended March 31, 2024.

Sales and marketing expenses were $1.6 million and $1.7 million for the three months ended March 31, 2025 and 2024, respectively. The decrease was primarily driven by lower salaries and wages resulting from the reduction in workforce that occurred during the three months ended March 31, 2024. However, the decrease in salaries and wages was largely offset by increased marketing costs during the three months ended March 31, 2025.

General and administrative expenses were $5.5 million and $7.4 million for the three months ended March 31, 2025 and 2024, respectively. Excluding the one-time, non-recurring charges related to the reduction in workforce of $1.3 million for the three months ended March 31, 2024, general and administrative expenses decreased $0.6 million. The decrease was primarily driven by lower stock-based compensation expense due to repricing that occurred during the three months ended March 31, 2024. See “Notes to Financial Statements—Note 13. Stock-Based Compensation” for a more detailed discussion of the stock option repricing.

Amortization of intangible assets was consistent at $0.3 million for each of the three months ended March 31, 2025 and 2024.

Other income (expenses), net

Our other income (expenses), net for the three months ended March 31, 2025 and 2024, were as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2025	2024	$ Change	% Change
Interest expense, net	$(144)	$(145)	$1	(0.7)%
Other adjustment to loan exit fee	485	—	485	100.0%
Total other income (expenses), net	$341	$(145)	$486	(335.2)%

Total other income, net was $0.3 million for the three months ended March 31, 2025, compared to total other expenses, net of $0.1 million for the three months ended March 31, 2024. The increase in total other income, net was primarily attributable to a $0.5 million adjustment recognized on the exit fee concurrent with the refinancing of our credit agreement during the three months ended March 31, 2025.

Provision for (benefit from) income taxes

Our provision for and (benefit from) income taxes for the three months ended March 31, 2025 and 2024, was as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2025	2024	$ Change	% Change
Provision for (benefit from) income taxes	$22	$(34)	$56	(164.7)%
Effective tax rate	(0.5)%	0.4%

Our income taxes were not significant for either the three months ended March 31, 2025 or 2024. The effective tax rates for the three months ended March 31, 2025 and 2024 were (0.5%) and 0.4%, respectively. The effective tax rates differ from the federal statutory rate primarily due to operating losses not expected to produce an income tax benefit.

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

Our principal liquidity requirements are to fund our operations and capital expenditures. As of March 31, 2025, we had $32.7 million in net working capital, which included $26.3 million in cash and cash equivalents and short-term investments. Our material cash requirements from known contractual obligations and commitments relate primarily to operating leases for our office, manufacturing, warehouse, and distribution facilities at March 31, 2025. See “Notes to Financial Statements—Note 9. Leases,” for a discussion of our lease obligations reflected on our balance sheet.

In addition to our existing cash and cash equivalents and short-term investments, our principal source of liquidity is our credit facility. On March 3, 2025, we entered into the Second Amended and Restated Credit Agreement with MidCap Financial (Midcap) Trust which provides for loan commitments in an aggregate amount of up to $28.245 million consisting of a $23.245 million senior secured term loan (Term Loan) and a $5.0 million working capital facility (Revolver). The Amended Term Loan consists of the $12.135 million balance outstanding under the previous term loan, plus an additional $1.110 million related to the exit fee that would otherwise have been due upon closing of the Second and Amended Restated Term Loan Credit Agreement, as well as an additional tranche of $10.0 million that may become available for use in an acquisition, with MidCap’s consent. The Second Amended and Restated Credit Agreement includes minimum net revenue requirements that are measured on a trailing twelve-month basis and a minimum cash requirement which is constant throughout the term of the agreement. For example, our minimum net revenue requirement for the twelve months ending December 31, 2025, is $39.0 million. The minimum cash requirement is $8.0 million, which includes cash and cash equivalents as well as short-term investments in U.S. Treasuries. See “Notes to Financial Statements—Note 12. Long-term Debt,” for a more detailed discussion of the material terms of our Second Amended and Restated Credit Agreement.

The following table sets forth, for the periods indicated, net cash flows used in operating activities, used in investing activities, and used in financing activities (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(4,103)	$(6,558)
Net cash provided by investing activities	3,824	13
Net cash used in financing activities	(52)	(343)
Net decrease in cash and cash equivalents	$(331)	$(6,888)

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

Net cash used in operating activities was $4.1 million for the three months ended March 31, 2025, which primarily consisted of net loss of $4.6 million plus net adjustments for non-cash charges of $2.3 million, offset by net changes in operating assets and liabilities of $1.8 million. The primary non-cash adjustments to net loss included $1.6 million of depreciation and amortization, $0.9 million of stock-based compensation, and $0.4 million provision for inventory, partially offset an adjustment to the loan exit fee of $0.5 million, and amortization of the discount on short-term investments of $0.2 million. The main drivers of the changes in operating assets and liabilities were a $1.3 million increase in accounts receivable, a $1.0 million decrease in accrued liabilities, and a $0.2 million increase in inventories, partially offset by a $0.7 million increase in accounts payable.

Net cash used in operating activities was $6.6 million for the three months ended March 31, 2024, which primarily consisted of net loss of $8.1 million plus net adjustments for non-cash charges of $3.0 million, offset by net changes in operating assets and liabilities of $1.5 million. The primary non-cash adjustments to net loss included $1.6 million of depreciation and amortization and $1.3 million of stock-based compensation. The main drivers of the changes in operating assets and liabilities were a $1.7 million decrease in accrued liabilities, and a $0.6 million increase in accounts receivable, partially offset by a $0.5 million decrease in inventories, a $0.2 million decrease in prepaid expenses and other current assets, a $0.1 million increase in accounts payable, and a $0.1 million decrease other non-current assets.

Investing Activities

Net cash provided by investing activities was $3.8 million for the three months ended March 31, 2025, which consisted of maturities of short-term investments of $6.0 million, partially offset by purchases of short-term investments of $2.0 million and purchases of property, plant, and equipment of $0.2 million.

Net cash provided by investing activities was not significant for the three months ended March 31, 2024, as proceeds from the sale of certain long-lived assets of $0.1 million were partially offset by purchases of property, plant, and equipment of $0.1 million.

Financing Activities

Net cash used in financing activities was $0.1 million for the three months ended March 31, 2025, which was primarily attributable to payment of exit fee costs of $1.1 million and repayment of financed insurance premiums of $0.1 million, largely offset by proceeds from long-term debt of $1.1 million.

Net cash used in financing activities was $0.3 million for the three months ended March 31, 2024, which was primarily attributable to repayments of financed insurance premiums.

Critical Accounting Policies and Estimates

For a discussion of our critical accounting estimates, refer to "Management’s Discussion and Analysis of Results of Operations and Financial Condition" in Part II, Item 7 and the notes to our financial statements in Part II, Item 8 of our 2024 Annual Report on Form 10-K. See also Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no material changes to our critical accounting estimates since our 2024 Annual Report on Form 10-K.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material legal proceedings at this time. From time to time, we may become involved in various legal proceedings that arise in the ordinary course of business. For example, we may in the future become involved in legal proceedings relating to customers, employees, suppliers, competitors, government agencies, or others. We will evaluate any claims and lawsuits with respect to their potential merits, our potential defenses and counter claims, and the expected effect on us of defending the claims and a potential adverse result. However, the results of any litigation, investigation, or other legal proceedings are inherently unpredictable and potentially expensive. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, damage our reputation, require significant amounts of management time, and divert significant resources. If any legal proceedings were to be determined adversely to us, or we were to enter into a settlement arrangement, we could be exposed to monetary damages or limits on our ability to operate our business, which could have an adverse effect on our business, financial condition, and operating results. Information pertaining to loss contingencies, including those arising out of potential legal liabilities and related matters, are described in Note 16. Contingencies, to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A—“Risk Factors” in the 2024 Annual Report on Form 10-K describes some of the risks and uncertainties associated with our business, which we strongly encourage you to review. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. Except as set forth below, there have been no material changes in our risk factors from those disclosed in the 2024 Annual Report on Form 10-K.

We have incurred operating losses in the past and may incur losses in the future.

We have incurred operating losses in the past, may incur operating losses in the future and may never achieve or maintain profitability. For the three months ended March 31, 2025, we incurred net losses of $4.6 million, and during the three months ended March 31, 2024, we incurred net losses of $8.1 million. We have incurred and will continue to incur costs in connection with legal, accounting, and other administrative expenses related to operating as a public company and we expect that our operating expenses will increase modestly with the growth of our business. Since our inception, we have financed our operations primarily through revenue from our products, the sale of our equity securities (including through our June 2021 IPO, September 2023 registered direct offering and private placements, as well as our July 2024 private placements), and debt. While our revenue has generally grown over the last several years, including 2024 compared to 2023, it decreased in 2023 compared to 2022. If our revenue declines or fails to grow at a rate sufficient to offset our operating expenses, we will not be able to achieve and maintain profitability in future periods. We may never be able to generate sufficient revenue to achieve or maintain profitability, and our more recent growth and historical profitability should not be considered predictive of our future performance.

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

As of March 31, 2025, we have 53,437,060 shares of common stock outstanding, substantially all of which are held by directors, executive officers, and other affiliates and are subject to volume, manner of sale, and other limitations under Rule 144.

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

As of March 31, 2025, there were 308,449, 1,527,105 and 3,443,887 shares of common stock reserved for issuance pursuant to outstanding stock option awards under the 2016 Stock Plan, as amended (2016 Plan), the 2020 Equity Incentive Plan, as amended (2020 Plan) and the 2021 Equity Incentive Plan (2021 Plan), respectively. In addition, the 2021 Plan and the ESPP provide for annual automatic increases in the number of shares reserved thereunder. As of January 1, 2025, a total of 6,963,260 and 1,207,030 shares of common stock were available and have been reserved for future issuance under the 2021 Plan and our ESPP, respectively. In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to you.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
Unregistered Sales of Equity Securities

None.

(b)
Use of Proceeds from Initial Public Offering of Common Stock

Not applicable.

(c)
Repurchases

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

On March 12, 2025, Martha J. Demski, a member of our board of directors, adopted a Rule 10b5-1 trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Sales may commence under the plan on June 27, 2025, and the plan terminates on December 27, 2025, subject to earlier termination in accordance with its terms. The maximum number of securities to be sold under the plan is 8,000 shares of common stock. Ms. Demski established the plan to support the sale of shares to satisfy tax obligations arising from the vesting of equity awards issued to her by the Company.

None of our other officers or directors (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K), during the quarter ended March 31, 2025.

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

333-256795) filed with the SEC on June 4, 2021).

10.1	§

Second Amended and Restated Credit and Security Agreement (Term Loan), dated as of March 3, 2025, by and among Alpha Teknova, Inc. and MidCap Financial Trust, as agent and as a lender, and the additional lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on March 4, 2025).

10.2	§

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

ALPHA TEKNOVA INC.

Date: May 9, 2025	By:	/s/ STEPHEN GUNSTREAM
Stephen Gunstream
President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2025	By:	/s/ MATTHEW LOWELL
Matthew Lowell
Chief Financial Officer (Principal Financial Officer)