Form 10-Q
period 2025-06-30
Alpha Teknova, Inc.
filed 2025-08-08
CIK 1850902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 6, 2025, the registrant had 53,515,167 shares of common stock, $0.00001 par value per share, outstanding.

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
•
the impact of increased costs on our operations, including materials, labor, and general inflation;
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
•
regulatory developments in the United States (U.S.) and other countries;
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

ALPHA TEKNOVA, INC.

Form 10-Q for the Quarter Ended June 30, 2025

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

ALPHA TEKNOVA, INC.

Condensed Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$10,287	$9,614	$20,082	$18,904
Cost of sales	6,303	6,810	13,091	13,891
Gross profit	3,984	2,804	6,991	5,013
Operating expenses:
Research and development	581	678	1,133	1,538
Sales and marketing	1,573	1,456	3,213	3,123
General and administrative	4,929	5,483	10,421	12,864
Amortization of intangible assets	287	287	574	574
Total operating expenses	7,370	7,904	15,341	18,099
Loss from operations	(3,386)	(5,100)	(8,350)	(13,086)
Other income (expenses), net
Interest expense, net	(165)	(272)	(309)	(417)
Other adjustment to loan exit fee	—	—	485	—
Total other income (expenses), net	(165)	(272)	176	(417)
Loss before income taxes	(3,551)	(5,372)	(8,174)	(13,503)
Provision for (benefit from) income taxes	19	(8)	41	(42)
Net loss	$(3,570)	$(5,364)	$(8,215)	$(13,461)
Net loss per share—basic and diluted	$(0.07)	$(0.13)	$(0.15)	$(0.33)
Weighted average shares used in computing net loss per share—basic and diluted	53,448,736	40,853,882	53,435,210	40,829,383

The accompanying notes are an integral part of these condensed financial statements.

ALPHA TEKNOVA, INC.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	As of June 30, 2025	As of December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$3,276	$3,708
Short-term investments, held -to-maturity	20,724	26,688
Accounts receivable, net of allowance for credit losses of $26 thousand and $83 thousand as of June 30, 2025 and December 31, 2024, respectively	5,140	4,312
Inventories, net	7,610	6,801
Prepaid expenses and other current assets	1,307	1,267
Total current assets	38,057	42,776
Property, plant, and equipment, net	43,605	45,753
Operating right-of-use lease assets	14,960	15,767
Intangible assets, net	12,517	13,091
Other non-current assets	1,348	1,382
Total assets	$110,487	$118,769
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,204	$825
Accrued liabilities	3,388	4,541
Current portion of operating lease liabilities	1,886	1,800
Current portion of long-term debt	—	4,045
Total current liabilities	6,478	11,211
Deferred tax liabilities	868	827
Other accrued liabilities	—	10
Long-term debt, net	13,032	9,443
Long-term operating lease liabilities	14,052	14,884
Total liabilities	34,430	36,375
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized at June 30, 2025 and December 31, 2024, respectively, zero shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.00001 par value, 490,000,000 shares authorized at June 30, 2025 and December 31, 2024, 53,514,288 and 53,409,727 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	202,802	200,924
Accumulated deficit	(126,746)	(118,531)
Total stockholders’ equity	76,057	82,394
Total liabilities and stockholders’ equity	$110,487	$118,769

The accompanying notes are an integral part of these condensed financial statements.

ALPHA TEKNOVA, INC.

Condensed Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at April 1, 2025	53,437,060	$1	$201,780	$(123,176)	$78,605
Stock-based compensation	—	—	950	—	950
Issuance of common stock upon exercise of stock options	5,710	—	16	—	16
Vesting of restricted stock units	60,000	—	—	—	—
Issuance of common stock under employee stock purchase plan	11,518	—	56	—	56
Net loss	—	—	—	(3,570)	(3,570)
Balance at June 30, 2025	53,514,288	$1	$202,802	$(126,746)	$76,057

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at April 1, 2024	40,823,387	$—	$183,261	$(99,883)	$83,378
Stock-based compensation	—	—	833	—	833
Vesting of restricted stock units	37,630	—	—	—	—
Issuance of common stock under employee stock purchase plan	54,314	—	81		81
Net loss	—	—	—	(5,364)	(5,364)
Balance at June 30, 2024	40,915,331	$—	$184,175	$(105,247)	$78,928

The accompanying notes are an integral part of these condensed financial statements.

ALPHA TEKNOVA, INC.

Condensed Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2025	53,409,727	$1	$200,924	$(118,531)	$82,394
Stock-based compensation	—	—	1,802	—	1,802
Issuance of common stock upon exercise of stock options	10,505	—	20	—	20
Vesting of restricted stock units	82,538	—	—	—	—
Issuance of common stock under employee stock purchase plan	11,518	—	56	—	56
Net loss	—	—	—	(8,215)	(8,215)
Balance at June 30, 2025	53,514,288	$1	$202,802	$(126,746)	$76,057

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2024	40,793,848	$—	$181,822	$(91,786)	$90,036
Issuance of common stock warrants	—		132	—	132
Stock-based compensation	—	—	2,140	—	2,140
Vesting of restricted stock units	67,169	—	—	—	—
Issuance of common stock under employee stock purchase plan	54,314	—	81	—	81
Net loss	—	—	—	(13,461)	(13,461)
Balance at June 30, 2024	40,915,331	$—	$184,175	$(105,247)	$78,928

The accompanying notes are an integral part of these condensed financial statements.

ALPHA TEKNOVA, INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2025	2024
Operating activities:
Net loss	$(8,215)	$(13,461)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	49	56
Inventory reserve	925	896
Depreciation and amortization	3,170	3,262
Stock-based compensation	1,802	2,140
Deferred taxes	41	(44)
Accrued interest income on short-term investments	54	—
Amortization of discount on short-term investments	(355)	—
Amortization of debt financing costs	129	188
Other adjustment to loan exit fee	(485)	—
Non-cash lease expense	61	94
Loss on disposal of property, plant, and equipment	19	49
Changes in operating assets and liabilities:
Accounts receivable	(877)	(705)
Inventories	(1,734)	(289)
Prepaid expenses and other current assets	(40)	413
Other non-current assets	34	206
Accounts payable	380	(389)
Accrued liabilities	(1,152)	(1,764)
Other	(10)	(48)
Cash used in operating activities	(6,204)	(9,396)
Investing activities:
Purchases of short-term investments	(9,735)	—
Maturities of short-term investments	16,000	—
Proceeds from sale of property, plant, and equipment	—	125
Purchases of property, plant, and equipment	(413)	(227)
Cash provided by (used in) investing activities	5,852	(102)
Financing activities:
Proceeds from long-term debt	1,110	—
Payment of exit fee costs	(1,110)	—
Payments related to equity financing	—	(37)
Repayment of financed insurance premiums	(56)	(409)
Proceeds from exercise of stock options	20	—
Proceeds from issuance of common stock under employee stock purchase plan	56	81
Payment of debt issuance costs	(100)	(25)
Cash used in financing activities	(80)	(390)
Change in cash and cash equivalents	(432)	(9,888)
Cash and cash equivalents at beginning of period	3,708	28,484
Cash and cash equivalents at end of period	$3,276	$18,596
Supplemental cash flow disclosures:
Income taxes paid	$34	$—
Interest paid, net of amounts capitalized	$722	$770
Capitalized property, plant, and equipment included in accounts payable and accrued liabilities	$159	$99
Issuance of common stock warrants	$—	$132
Recognition of operating right-of-use lease asset	$146	$1,293
Recognition of operating lease liabilities	$146	$1,306

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

The CODM assesses performance and decides how to allocate resources and make operating decisions based on net loss that is reported on the statement of operations. Net loss is also used to monitor budget versus actual results. The measure of segment assets is reported on the balance sheet as total assets. Revenues, expenses, and assets requiring disclosure in accordance with Accounting Standards Codification (ASC) 280, Segment Reporting, are also included in the accompanying financial statements. See the statements of operations for the three and six months ended June 30, 2025 and 2024 and the balance sheets as of June 30, 2025 and December 31, 2024, for details.

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

Teknova’s revenue, disaggregated by product category, was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Lab Essentials	$7,792	$7,638	$15,909	$14,904
Clinical Solutions	2,060	1,565	3,222	3,283
Other	435	411	951	717
Total revenue	$10,287	$9,614	$20,082	$18,904

Teknova’s revenue, disaggregated by geographic region, was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
United States	$9,777	$9,228	$19,049	$18,098
International	510	386	1,033	806
Total revenue	$10,287	$9,614	$20,082	$18,904

Note 5. Concentrations of Risk

Customers

Customers who accounted for 10% or more of the Company’s revenues and outstanding balance of accounts receivable were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		As of	As of
	2025	2024	2025	2024	June 30, 2025	December 31, 2024
Distributor customer A	22%	18%	22%	17%	19%	17%

The Company’s customers that are distributors, as opposed to direct customers, represent highly diversified customer bases.

Suppliers

Suppliers who accounted for 10% or more of the Company’s inventory purchases and outstanding balance of accounts payable were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		As of	As of
	2025	2024	2025	2024	June 30, 2025	December 31, 2024
Distributor supplier A	26%	35%	29%	37%	29%	18%
Direct supplier A	24%	*	23%	*	*	*
Direct supplier B	13%	*	11%	*	*	*
Direct supplier C	*	15%	*	12%	*	*
Direct supplier D	*	12%	*	10%	*	*

* Represents less than 10%.

The Company’s suppliers that are distributors, as opposed to direct suppliers, represent highly diversified supplier bases.

Note 6. Short-term Held-to-Maturity Investments

The Company invests excess cash balances in short-term U.S. Treasuries. Investments are classified based on the facts and circumstances present at the time of purchase. The appropriateness of that classification is subsequently reassessed at each reporting date. As of June 30, 2025, the Company has both the ability and intention to hold these investments until maturity and therefore has classified these investments as held-to-maturity and recorded them at amortized cost which approximates fair value and presented them in “Short-term investments, held -to-maturity” on the balance sheet. The fair value of the Company's short-term investments was based on quoted prices in active markets for these investments (Level 1). The income recognized for these investments was recorded within interest income on the statement of operations.

Note 7. Inventories, Net

Inventories consisted of the following (in thousands):

	As of June 30, 2025	As of December 31, 2024
Finished goods, net	$4,807	$4,672
Work in process	87	24
Raw materials, net	2,716	2,105
Total inventories, net	$7,610	$6,801

Note 8. Property, Plant, and Equipment, Net

Property, plant, and equipment consisted of the following (in thousands):

	As of June 30, 2025	As of December 31, 2024
Machinery and equipment	$29,992	$29,765
Office furniture and equipment	892	922
Vehicles	333	340
Leasehold improvements	24,843	24,346
	56,060	55,373
Less—Accumulated depreciation	(14,774)	(12,244)
	41,286	43,129
Construction in progress	2,319	2,624
Total property, plant, and equipment, net	$43,605	$45,753

For the three and six months ended June 30, 2025, depreciation expense was $1.3 million and $2.6 million, respectively, and for the three and six months ended June 30, 2024, depreciation expense was $1.3 million and $2.7 million, respectively.

Note 9. Leases

The Company leases office space, warehouse and manufacturing space, and equipment. The Company’s lease agreements have remaining lease terms of one year to 12 years, and some of these leases have renewal and termination options exercisable at the Company’s election. Terms and conditions to extend or terminate such leases are recognized as part of the right-of-use assets and lease liabilities where reasonably certain to be exercised. All of the Company’s leases are operating leases.

The components of lease expense and other information related to leases were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease expense	$684	$745	$1,369	$1,491
Variable lease expense	113	109	227	217
Total lease expense	$797	$854	$1,596	$1,708

Cash paid for amounts included in the measurement of the lease liabilities was $0.6 million and $1.3 million for the three and six months ended June 30, 2025, respectively, and cash paid for amounts included in the measurement of the lease liabilities was $0.7 million and $1.4 million for the three and six months ended June 30, 2024, respectively. The weighted-average discount rate was 5.0% and the weighted-average remaining lease term was 7.6 years as of June 30, 2025.

Maturities of operating lease liabilities at June 30, 2025 were as follows (in thousands):

Amount
Remainder of 2025	$1,296
2026	2,658
2027	2,657
2028	2,497
2029	2,565
Thereafter	7,790
Total lease payments	19,463
Less: imputed interest	(3,525)
Present value of lease liabilities	15,938
Less: current portion	(1,886)
Lease liabilities less current portion	$14,052

Note 10. Intangible Assets, Net

The following is a summary of intangible assets with definite and indefinite lives (in thousands):

	Balance at June 30, 2025			Balance at December 31, 2024
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Definite Lived:
Customer relationships	$9,180	$7,413	$1,767	$9,180	$6,839	$2,341
Indefinite Lived:
Tradename	10,750	—	10,750	10,750	—	10,750
Total intangible assets	$19,930	$7,413	$12,517	$19,930	$6,839	$13,091

For each of the three months ended June 30, 2025 and 2024, amortization expense was $0.3 million and for each of the six months ended June 30, 2025 and 2024, amortization expense was $0.6 million.

As of June 30, 2025, the remaining weighted-average useful life of definite lived intangible assets was 1.5 years. The estimated future amortization expense of intangible assets with definite lives is as follows (in thousands):

Amount
Remainder of 2025	$574
2026	1,148
2027	45
Estimated future amortization expense of definite-lived intangible assets	$1,767

Note 11. Accrued Liabilities

Accrued liabilities were comprised of the following (in thousands):

	As of June 30, 2025	As of December 31, 2024
Payroll-related	$1,983	$3,041
Property, plant, and equipment	145	89
Deferred revenue	5	30
Insurance premiums and accrued interest	—	56
Loss contingency accrual	—	373
Other	1,255	952
Total current accrued liabilities	$3,388	$4,541

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

Long-term debt, net consisted of the following (in thousands):

	As of June 30, 2025	As of December 31, 2024
Long-term debt	$13,245	$12,135
Cumulative accretion of exit fee	39	1,544
Unamortized debt discount and debt issuance costs	(252)	(191)
Total debt	13,032	13,488
Less: current portion	—	(4,045)
Long-term debt, net	$13,032	$9,443

At June 30, 2025, the scheduled maturities of the Company’s debt obligations were as follows (in thousands):

Amount
Remainder of 2025	$—
2026	—
2027	—
2028	5,519
2029	6,623
Thereafter	1,103
Total	$13,245

As of June 30, 2025, the fair value of the Company’s debt approximated its carrying value. The fair value of the Company’s debt was based on observable market inputs (Level 2).

Note 13. Stock-Based Compensation

Equity Incentive Plans

The Company maintains a stock incentive plan that permits the granting of incentive stock options or nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, and other stock-based awards. The equity-based awards for employees generally vest over a four-year period. For initial equity-based awards granted to employees, the first vest is generally a one-year cliff vest, followed by monthly vesting for the final three years. Thereafter, annual equity-based awards granted to employees typically vest monthly over the four-year vest term, except for restricted stock units which vest annually over a four year period. The initial equity-based awards granted to the Company’s non-employee, independent directors upon appointment to the board of directors will vest over a three-year period, with the first vest being a one-year cliff, followed by monthly vesting over the remaining two years. Thereafter, annual equity-based awards granted to the Company’s non-employee, independent directors will cliff vest after one year from the date of grant.

Stock Options

The following table summarizes the stock option activity for the six months ended June 30, 2025 (in thousands, except share and per share data):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2025	3,992,335	$4.99	6.86	$19,318
Granted	1,389,928	$7.89
Exercised	(10,505)	$1.95
Forfeited	(57,500)	$5.21
Expired	(16,600)	$16.30
Outstanding at June 30, 2025	5,297,658	$5.72	6.92	$8,337
Exercisable at June 30, 2025	2,893,861	$5.47	6.21	$6,062
Vested and expected to vest at June 30, 2025	5,012,976	$6.02	7.12	$7,068

The weighted average assumptions used in the Black-Scholes pricing model for stock options granted during the three and six months ended June 30, 2025 and 2024, were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Estimated dividend yield	-%	n/a	-%	-%
Weighted-average expected stock price volatility	37.16%	n/a	36.05%	35.91%
Weighted-average risk-free interest rate	3.99%	n/a	4.33%	4.33%
Expected average term of options (in years)	5.53	n/a	6.16	6.25
Weighted-average fair value of common stock	$5.41	n/a	$7.89	$2.85
Weighted-average fair value per option	$2.22	n/a	$3.42	$1.24

n/a = Not applicable as there were no stock options granted during the quarter.

Restricted Stock

The following table summarizes the restricted stock unit activity for the six months ended June 30, 2025 (in thousands, except share and per share data):

	Number of Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2025	127,611	$3.47	0.84	$1,066
Granted	—	$—
Vested	(82,538)	$2.42
Forfeited	—	$—
Outstanding at June 30, 2025	45,073	$5.41	1.16	$221
Vested and expected to vest at June 30, 2025	45,073	$5.41	1.16	$221

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan (ESPP) that authorizes the issuance of shares of common stock pursuant to purchase rights granted to eligible employees. Unless otherwise determined by the Company’s board of directors, shares of the Company’s common stock will be purchased for the accounts of employees participating in the Company’s ESPP at a price per share equal to the lesser of (i) 85% of the fair market value of a share of the Company’s common stock on the first day of an offering; or (ii) 85% of the fair market value of a share of the Company’s common stock on the date of purchase. Offering periods are generally six months long; offering periods begin on June 1 and December 1 of each year. The Company issued 11,518 shares of common stock under the ESPP during the three and six months ended June 30, 2025 and 54,314 shares of common stock under the ESPP during the three and six months ended June 30, 2024.

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

Stock-Based Compensation Expense

Stock-based compensation expense included in the accompanying condensed financial statements was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Cost of sales	$27	$30	$56	$79
Research and development	7	17	(1)	47
Sales and marketing	58	33	105	129
General and administrative	858	753	1,642	1,885
Total stock-based compensation expense	$950	$833	$1,802	$2,140

Stock-based compensation expense related to stock options was $0.9 million and $1.7 million for the three and six months ended June 30, 2025, respectively, and $0.8 million and $2.0 million for the three and six months ended June 30, 2024, respectively. Unrecognized compensation expense related to stock options was $6.1 million at June 30, 2025, which is expected to be recognized as expense over the weighted-average period of 2.90 years.

Stock-based compensation expense related to restricted stock units was not significant and $0.1 million for the three and six months ended June 30, 2025, and $0.1 million for each of the three and six months ended June 30, 2024. Unrecognized compensation expense related to restricted stock units was $0.2 million at June 30, 2025, which is expected to be recognized as expense over the weighted-average period of 1.66 years.

Stock-based compensation expense related to the ESPP was not significant for either the three and six months ended June 30, 2025 and 2024. Total compensation cost related to the ESPP not yet recognized was not significant at June 30, 2025. As of June 30, 2025, an insignificant amount has been withheld on behalf of employees for future purchases under the ESPP.

Note 14. Income Taxes

For the three months ended June 30, 2025, the Company’s income tax expense was not significant, compared to the three months ended June 30, 2024 when the Company recorded minimal income tax benefit. The effective tax rates for the three months ended June 30, 2025 and 2024 were (0.5%) and 0.1%, respectively. The effective tax rates differ from the federal statutory rate primarily due to operating losses not expected to produce an income tax benefit.

For the six months ended June 30, 2025, the Company’s income tax expense was not significant, compared to the six months ended June 30, 2024 when the Company recorded minimal income tax benefit. The effective tax rates for the six months ended June 30, 2025 and 2024 were (0.5)% and 0.3%, respectively. The effective tax rates differ from the federal statutory rate primarily due to operating losses not expected to produce an income tax benefit.

The Company had insignificant unrecognized tax benefits as of June 30, 2025 and 2024. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not expect the balance of unrecognized tax benefits to change significantly over the next twelve months. The Company has not accrued interest or penalties related to uncertain tax positions as of June 30, 2025 or 2024.

Subsequent to the end of the fiscal second quarter, on July 4, 2025, the United States enacted into law new tax legislation, the One Big Beautiful Bill Act, (OBBBA). The OBBBA includes significant changes to federal tax law and other regulatory provisions that may impact the Company. As the legislation was not signed into law until the Company's third quarter of 2025, the impacts are not included in its operating results for the three and six months ended June 30, 2025. The Company is currently evaluating the impact of the new legislation but does not expect it to have a material impact on the results of operations.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(3,570)	$(5,364)	$(8,215)	$(13,461)
Weighted average shares used in computing net loss per share—basic and diluted	53,448,736	40,853,882	53,435,210	40,829,383
Net loss per share—basic and diluted	$(0.07)	$(0.13)	$(0.15)	$(0.33)

The following is a summary of the common stock equivalents for the securities outstanding during the respective periods that have been excluded from the computation of diluted net loss per common share, as their effect would be anti-dilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Equity-based compensation	5,001,040	4,109,249	4,714,740	4,020,965
Warrants to purchase common stock	—	125,000	—	78,984

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

In August 2023, a former Teknova employee filed a claim with the California Labor and Workforce Development Agency alleging various causes of action under California’s labor, wage, and hour laws. The plaintiff generally alleged that Teknova did not appropriately calculate and pay meal break premiums and otherwise failed to calculate and pay appropriate overtime wages or bonuses to certain of its California non-exempt employees. On June 6, 2024, a mediation took place, in the course of which Teknova agreed to settle the plaintiff’s claims for $0.4 million (the Settlement). As of December 31, 2024, the Company had therefore accrued its best estimate of potential loss related to a possible settlement of the claims of the former employee and other members of the purported class similarly situated former or current employees, in the amount of $0.4 million, which was included within “Accrued liabilities” on the balance sheet. In April 2025, the Settlement received final court approval and the Company paid the Settlement amount.

Note 17. Subsequent Events

On July 8, 2024, the Company entered into a financing agreement with First Insurance Funding for the financing of the Company's D&O liability insurance and related policies. Under the terms of the financing agreement, the Company will pay a total of $0.5 million in premiums, taxes and fees, plus interest at an annual percentage rate of 7.49% in eight monthly separate installment payments commencing on August 1, 2025.

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

We are ISO 13485:2016 certified, enabling us to manufacture products for use in diagnostic and therapeutic applications. Our certification allows us to offer solutions across the entire customer product development workflow, supporting our customers’ needs for materials in greater volume and that meet increasingly stringent quality requirements as they scale from research to commercialization.

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

We generated revenue of $10.3 million during the three months ended June 30, 2025, which represents an increase of $0.7 million compared to revenue of $9.6 million during the three months ended June 30, 2024. For the three months ended June 30, 2025 and 2024, only 5.0% and 4.0%, respectively, of our revenue was generated from customers located outside of the United States. We generated revenue of $20.1 million during the six months ended June 30, 2025, which represents an increase of $1.2 million compared to revenue of $18.9 million during the six months ended June 30, 2024. For the six months ended June 30, 2025 and 2024, only 5.1% and 4.3%, respectively, of our revenue was generated from customers located outside of the United States. Our sales outside of the United States are denominated in U.S. Dollars.

We had an operating loss of $3.4 million during the three months ended June 30, 2025, compared to an operating loss of $5.1 million during the three months ended June 30, 2024. We had an operating loss of $8.4 million during the six months ended June 30, 2025, compared to an operating loss of $13.1 million during the six months ended June 30, 2024. While our expenses may fluctuate over the short term, we expect our expenses will increase in future periods, in connection with our ongoing activities as we:

•
attract, hire, and retain qualified personnel;
•
invest in processes and infrastructure to improve operating efficiency and expand capacity at our facilities, including the ramp up of our new, state-of-the-art manufacturing, warehouse, and distribution facilities; and
•
build our brand and market, and sell our products and services.

Impact of Broader Economic Trends on Our Business

We are closely monitoring economic uncertainty in the U.S. and abroad. General inflation in the U.S. rose in recent years to levels not experienced in recent decades. While the rate of inflation moderated in 2024, general inflation, including rising prices for our raw materials and other inputs, as well as rising salaries and other expenses, can negatively impact our business by increasing our cost of sales and operating expenses. In addition, during early 2024, the U.S. Federal Reserve raised interest rates in response to concerns about inflation, and although the U.S. Federal Reserve lowered interest rates in late 2024, the direction and timing of future interest rate changes remains uncertain. Inflation, together with increased interest rates, may cause our customers to reduce, delay, or cancel orders for our goods and services, thereby causing a decrease in or change in timing of sales of our products and services. We cannot predict the impact of future inflation and interest rate changes on the results of our operations. Furthermore, changes to tariff and related international trade policy in the first half of 2025 create uncertainty about the broader economy and our business. For further information regarding the impact of these economic factors on the Company, please see the risk factors identified in Part I, Item 1A, Risk Factors, of our 2024 Annual Report on Form 10-K.

Results of Operations

Comparison of the Three Months Ended June 30, 2025, and Three Months Ended June 30, 2024

The following tables set forth our results of operations for the three months ended June 30, 2025 and 2024 (dollars in thousands):

	For the Three Months Ended June 30,
	2025	2024	$ Change	% Change
Revenue	$10,287	$9,614	$673	7.0%
Cost of sales	6,303	6,810	(507)	(7.4)%
Gross profit	3,984	2,804	1,180	42.1%
Operating expenses:
Research and development	581	678	(97)	(14.3)%
Sales and marketing	1,573	1,456	117	8.0%
General and administrative	4,929	5,483	(554)	(10.1)%
Amortization of intangible assets	287	287	—	—
Total operating expenses	7,370	7,904	(534)	(6.8)%
Loss from operations	(3,386)	(5,100)	1,714	(33.6)%
Other income (expenses), net
Interest expense, net	(165)	(272)	107	(39.3)%
Total other income (expenses), net	(165)	(272)	107	(39.3)%
Loss before income taxes	(3,551)	(5,372)	1,821	(33.9)%
Provision for (benefit from) income taxes	19	(8)	27	(337.5)%
Net loss	$(3,570)	$(5,364)	$1,794	(33.4)%

Revenue

Our revenue disaggregated by product category for the three months ended June 30, 2025 and 2024, was as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2025	2024	$ Change	% Change
Lab Essentials	$7,792	$7,638	$154	2.0%
Clinical Solutions	2,060	1,565	495	31.6%
Other	435	411	24	5.8%
Total revenue	$10,287	$9,614	$673	7.0%

Total revenue was $10.3 million and $9.6 million for the three months ended June 30, 2025 and 2024, respectively.

Lab Essentials revenue was $7.8 million for the three months ended June 30, 2025, an increase of $0.2 million, or 2.0%, compared to $7.6 million for the three months ended June 30, 2024. The increase in Lab Essentials revenue was attributable to an increased number of customers, partially offset by slightly lower average revenue per customer.

Clinical Solutions revenue was $2.1 million for the three months ended June 30, 2025, an increase of $0.5 million, or 31.6%, compared to $1.6 million for the three months ended June 30, 2024. The increase in Clinical Solutions revenue was attributable to an increased number of customers, partially offset by lower average revenue per customer.

Our revenue disaggregated by geographic region, for the three months ended June 30, 2025 and 2024, was as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2025	2024	$ Change	% Change
United States	$9,777	$9,228	$549	5.9%
International	510	386	124	32.1%
Total revenue	$10,287	$9,614	$673	7.0%

Revenue from U.S. sales was $9.8 million and $9.2 million for the three months ended June 30, 2025 and 2024, respectively. Revenue from U.S. sales as a percentage of our total revenue was consistent period over period, representing 95.0% and 96.0% of our total revenue during the three months ended June 30, 2025 and 2024, respectively.

Revenue from international sales was $0.5 million and $0.4 million for the three months ended June 30, 2025 and 2024, respectively. Revenue from international sales as a percentage of our total revenue was also consistent period over period, representing 5.0% and 4.0% of our total revenue during the three months ended June 30, 2025 and 2024, respectively.

Gross profit

Our gross profit for the three months ended June 30, 2025 and 2024, was as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2025	2024	$ Change	% Change
Cost of sales	$6,303	$6,810	$(507)	(7.4)%
Gross profit	3,984	2,804	1,180	42.1%
Gross profit %	38.7%	29.2%

Gross profit percentage was 38.7% and 29.2% for the three months ended June 30, 2025 and 2024, respectively. The increase in gross profit was driven by manufacturing efficiency gains and higher revenue.

Operating expenses

Our operating expenses for the three months ended June 30, 2025 and 2024, were as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2025	2024	$ Change	% Change
Research and development	$581	$678	$(97)	(14.3)%
Sales and marketing	1,573	1,456	117	8.0%
General and administrative	4,929	5,483	(554)	(10.1)%
Amortization of intangible assets	287	287	—	—
Total operating expenses	$7,370	$7,904	$(534)	(6.8)%

Research and development expenses were consistent at $0.6 million and $0.7 million for the three months ended June 30, 2025 and 2024, respectively.

Sales and marketing expenses were consistent at $1.6 million and $1.5 million for the three months ended June 30, 2025 and 2024, respectively.

General and administrative expenses were $4.9 million and $5.5 million for the three months ended June 30, 2025 and 2024, respectively. Excluding the one-time, non-recurring charge of $0.1 million related to the increase of our loss contingency for the three months ended June 30, 2024, general and administrative expenses decreased $0.5 million. The decrease was driven by reduced spending, primarily on insurance and facility costs.

Amortization of intangible assets was consistent at $0.3 million for each of the three months ended June 30, 2025 and 2024.

Other expenses, net

Our other expenses, net for the three months ended June 30, 2025 and 2024, were as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2025	2024	$ Change	% Change
Interest expense, net	$(165)	$(272)	$107	(39.3)%
Total other expenses, net	$(165)	$(272)	$107	(39.3)%

Total other expenses, net was $0.2 million for the three months ended June 30, 2025, compared to total other expenses, net of $0.3 million for the three months ended June 30, 2024. The decrease in total other expense, net was primarily attributable to lower interest expense.

Provision for (benefit from) income taxes

Our provision for and (benefit from) income taxes for the three months ended June 30, 2025 and 2024, was as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2025	2024	$ Change	% Change
Provision for (benefit from) income taxes	$19	$(8)	$27	(337.5)%
Effective tax rate	(0.5)%	0.1%

Our income taxes were not significant for either the three months ended June 30, 2025 or 2024. The effective tax rates for the three months ended June 30, 2025 and 2024 were (0.5%) and 0.1%, respectively. The effective tax rates differ from the federal statutory rate primarily due to operating losses not expected to produce an income tax benefit.

Comparison of the Six Months Ended June 30, 2025, and Six Months Ended June 30, 2024

The following tables set forth our results of operations for the six months ended June 30, 2025 and 2024 (dollars in thousands):

	For the Six Months Ended June 30,
	2025	2024	$ Change	% Change
Revenue	$20,082	$18,904	$1,178	6.2%
Cost of sales	13,091	13,891	(800)	(5.8)%
Gross profit	6,991	5,013	1,978	39.5%
Operating expenses:
Research and development	1,133	1,538	(405)	(26.3)%
Sales and marketing	3,213	3,123	90	2.9%
General and administrative	10,421	12,864	(2,443)	(19.0)%
Amortization of intangible assets	574	574	—	—
Total operating expenses	15,341	18,099	(2,758)	(15.2)%
Loss from operations	(8,350)	(13,086)	4,736	(36.2)%
Other income (expenses), net
Interest expense, net	(309)	(417)	108	(25.9)%
Other adjustment to loan exit fee	485	—	485	100.0%
Total other income (expenses), net	176	(417)	593	(142.2)%
Loss before income taxes	(8,174)	(13,503)	5,329	(39.5)%
Provision for (benefit from) income taxes	41	(42)	83	(197.6)%
Net loss	$(8,215)	$(13,461)	$5,246	(39.0)%

Revenue

Our revenue disaggregated by product category for the six months ended June 30, 2025 and 2024, was as follows (dollars in thousands):

	For the Six Months Ended June 30,
	2025	2024	$ Change	% Change
Lab Essentials	$15,909	$14,904	$1,005	6.7%
Clinical Solutions	3,222	3,283	(61)	(1.9)%
Other	951	717	234	32.6%
Total revenue	$20,082	$18,904	$1,178	6.2%

Total revenue was $20.1 million and $18.9 million for the six months ended June 30, 2025 and 2024, respectively.

Lab Essentials revenue was $15.9 million for the six months ended June 30, 2025, an increase of $1.0 million, or 6.7%, compared to $14.9 million for the six months ended June 30, 2024. The increase in Lab Essentials revenue was attributable to an increased number of customers, partially offset by slightly lower average revenue per customer.

Clinical Solutions revenue was $3.2 million for the six months ended June 30, 2025, a decrease of $0.1 million, or 1.9%, compared to $3.3 million for the six months ended June 30, 2024. The decrease in Clinical Solutions revenue was attributable to lower average revenue per customer, partially offset by an increased number of customers.

Our revenue disaggregated by geographic region, for the six months ended June 30, 2025 and 2024, was as follows (dollars in thousands):

	For the Six Months Ended June 30,
	2025	2024	$ Change	% Change
United States	$19,049	$18,098	$951	5.3%
International	1,033	806	227	28.2%
Total revenue	$20,082	$18,904	$1,178	6.2%

Revenue from U.S. sales was $19.0 million and $18.1 million for the six months ended June 30, 2025 and 2024, respectively. Revenue from U.S. sales as a percentage of our total revenue was consistent period over period, representing 94.9% and 95.7% of our total revenue during the six months ended June 30, 2025 and 2024, respectively.

Revenue from international sales was $1.0 million and $0.8 million for the six months ended June 30, 2025 and 2024, respectively. Revenue from international sales as a percentage of our total revenue was also consistent period over period, representing 5.1% and 4.3% of our total revenue during the six months ended June 30, 2025 and 2024, respectively.

Gross profit

Our gross profit for the six months ended June 30, 2025 and 2024, was as follows (dollars in thousands):

	For the Six Months Ended June 30,
	2025	2024	$ Change	% Change
Cost of sales	$13,091	$13,891	$(800)	(5.8)%
Gross profit	6,991	5,013	1,978	39.5%
Gross profit %	34.8%	26.5%

Gross profit percentage was 34.8% and 26.5% for the six months ended June 30, 2025 and 2024, respectively. The increase in gross profit was driven by manufacturing efficiency gains and higher revenue.

Operating expenses

Our operating expenses for the six months ended June 30, 2025 and 2024, were as follows (dollars in thousands):

	For the Six Months Ended June 30,
	2025	2024	$ Change	% Change
Research and development	$1,133	$1,538	$(405)	(26.3)%
Sales and marketing	3,213	3,123	90	2.9%
General and administrative	10,421	12,864	(2,443)	(19.0)%
Amortization of intangible assets	574	574	—	—
Total operating expenses	$15,341	$18,099	$(2,758)	(15.2)%

Research and development expenses were $1.1 million and $1.5 million for the six months ended June 30, 2025 and 2024, respectively. The decrease was primarily driven by lower salaries and wages resulting from the reduction in workforce that was completed early during the three months ended March 31, 2024.

Sales and marketing expenses were consistent at $3.2 million and $3.1 million for the six months ended June 30, 2025 and 2024, respectively. Lower salaries and wages resulting from the reduction in workforce that occurred during the three months ended March 31, 2024, were largely offset by increased marketing costs during the six months ended June 30, 2025.

General and administrative expenses were $10.4 million and $12.9 million for the six months ended June 30, 2025 and 2024, respectively. Excluding the one-time, non-recurring charges related to the reduction in workforce of $1.3 million and $0.1 million related to the increase of our loss contingency for the six months ended June 30, 2024, general and administrative expenses decreased $1.1 million. The decrease was driven by reduced spend, primarily on facility costs and insurance as well as lower stock-based compensation expense due to one-time costs incurred in connection with the repricing that occurred during the three months ended March 31, 2024. See “Notes to Financial Statements—Note 13. Stock-Based Compensation” for a more detailed discussion of the stock option repricing.

Amortization of intangible assets was consistent at $0.6 million for each of the six months ended June 30, 2025 and 2024.

Other income (expenses), net

Our other income (expenses), net for the six months ended June 30, 2025 and 2024, were as follows (dollars in thousands):

	For the Six Months Ended June 30,
	2025	2024	$ Change	% Change
Interest expense, net	$(309)	$(417)	$108	(25.9)%
Other adjustment to loan exit fee	485	—	485	100.0%
Total other income (expenses), net	$176	$(417)	$593	(142.2)%

Total other income, net was $0.2 million for the six months ended June 30, 2025, compared to total other expenses, net of $0.4 million for the six months ended June 30, 2024. The decrease in total other expense, net was primarily attributable to a $0.5 million adjustment recognized on the exit fee concurrent with the refinancing of our credit agreement during the three months ended March 31, 2025 coupled with lower interest expense.

Provision for (benefit from) income taxes

Our provision for and (benefit from) income taxes for the six months ended June 30, 2025 and 2024, was as follows (dollars in thousands):

	For the Six Months Ended June 30,
	2025	2024	$ Change	% Change
Provision for (benefit from) income taxes	$41	$(42)	$83	(197.6)%
Effective tax rate	(0.5)%	0.3%

Our income taxes were not significant for either the six months ended June 30, 2025 or 2024. The effective tax rates for the six months ended June 30, 2025 and 2024 were (0.5)% and 0.3% respectively. The effective tax rates differ from the federal statutory rate primarily due to operating losses not expected to produce an income tax benefit.

Liquidity and Capital Resources

The primary sources of financing for our operations are our (i) registered direct offering and concurrent private placement completed in September 2023 (collectively, the September 2023 Offerings), which resulted in aggregate gross proceeds of $22.9 million before deducting offering expenses of $0.4 million and the prepayment of $10.0 million of the Term Loan , and (ii) private placement completed in July 2024 (the July 2024 Offering), which resulted in aggregate gross proceeds of $15.4 million before deducting offering expenses of $0.2 million.

Our principal liquidity requirements are to fund our operations and capital expenditures. As of June 30, 2025, we had $31.6 million in net working capital, which included $24.0 million in cash and cash equivalents and short-term investments. Our material cash requirements from known contractual obligations and commitments relate primarily to operating leases for our office, manufacturing, warehouse, and distribution facilities at June 30, 2025. See “Notes to Financial Statements—Note 9. Leases,” for a discussion of our lease obligations reflected on our balance sheet.

In addition to our existing cash and cash equivalents and short-term investments, our principal source of liquidity is our credit facility. On March 3, 2025, we entered into the Second Amended and Restated Credit Agreement with MidCap Financial (Midcap) Trust which provides for loan commitments in an aggregate amount of up to $28.245 million consisting of a $23.245 million senior secured term loan (Term Loan) and a $5.0 million working capital facility (Revolver). The Amended Term Loan consists of the $12.135 million balance outstanding under the previous term loan, plus an additional $1.110 million related to the exit fee that would otherwise have been due upon closing of the Second and Amended Restated Term Loan Credit Agreement, as well as an additional tranche of $10.0 million that may become available for use in an acquisition, with MidCap’s consent. The Second Amended and Restated Credit Agreement includes minimum net revenue requirements that are measured on a trailing twelve-month basis and a minimum cash requirement which is constant throughout the term of the agreement. For example, our minimum net revenue requirement for the twelve months ending December 31, 2025, is $39.0 million. The minimum cash requirement is $8.0 million, which includes cash and cash equivalents as well as short-term investments in U.S. Treasuries. See “Notes to Financial Statements—Note 12. Long-term Debt, Net” for a more detailed discussion of the material terms of our Second Amended and Restated Credit Agreement.

The following table sets forth, for the periods indicated, net cash flows used in operating activities, used in investing activities, and used in financing activities (in thousands):

	For the Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(6,204)	$(9,396)
Net cash provided by (used in) investing activities	5,852	(102)
Net cash used in financing activities	(80)	(390)
Net decrease in cash and cash equivalents	$(432)	$(9,888)

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

Net cash used in operating activities was $6.2 million for the six months ended June 30, 2025, which primarily consisted of net loss of $8.2 million plus net adjustments for non-cash charges of $5.4 million, offset by net changes in operating assets and liabilities of $3.4 million. The primary non-cash adjustments to net loss included $3.2 million of depreciation and amortization, $1.8 million of stock-based compensation, and $0.9 million provision for inventory, partially offset an adjustment to the loan exit fee of $0.5 million, and amortization of the discount on short-term investments of $0.4 million. The main drivers of the changes in operating assets and liabilities were a $1.7 million increase in inventories, a $1.2 million decrease in accrued liabilities, and a $0.9 million increase in accounts receivable, partially offset by a $0.4 million increase in accounts payable.

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

Investing Activities

Net cash provided by investing activities was $5.9 million for the six months ended June 30, 2025, which consisted of maturities of short-term investments of $16.0 million, partially offset by purchases of short-term investments of $9.7 million and purchases of property, plant, and equipment of $0.4 million.

Net cash used in investing activities was $0.1 million for the six months ended June 30, 2024, which consisted of purchases of property, plant, and equipment of $0.2 million, partially offset by proceeds from the sale of certain long-lived assets of $0.1 million.

Financing Activities

Net cash used in financing activities was $0.1 million for the six months ended June 30, 2025, which was primarily attributable to payment of exit fee costs of $1.1 million, payment of debt issuance costs of $0.1 million, and repayment of financed insurance premiums of $0.1 million, largely offset by proceeds from long-term debt of $1.1 million and proceeds of $0.1 million from the issuance of common stock under our employee stock purchase plan.

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
•
the last day of our fiscal year following the fifth anniversary of the date of the closing of our initial public offering, which we completed in June 2021 (IPO);
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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred operating losses in the past, may incur operating losses in the future and may never achieve or maintain profitability. For the three and six months ended June 30, 2025, we incurred net losses of $3.6 million and $8.2 million, respectively, and during the three and six months ended June 30, 2024, we incurred net losses of $5.4 million and $13.5 million, respectively. We have incurred and will continue to incur costs in connection with legal, accounting, and other administrative expenses related to operating as a public company and we expect that our operating expenses will increase modestly with the growth of our business. Since our inception, we have financed our operations primarily through revenue from our products, the sale of our equity securities (including through our June 2021 IPO, September 2023 registered direct offering and private placements, as well as our July 2024 private placements), and debt. While our revenue has generally grown over the last several years, including 2024 compared to 2023, it decreased in 2023 compared to 2022. If our revenue declines or fails to grow at a rate sufficient to offset our operating expenses, we will not be able to achieve and maintain profitability in future periods. We may never be able to generate sufficient revenue to achieve or maintain profitability, and our more recent growth and historical profitability should not be considered predictive of our future performance.

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

As of June 30, 2025, we have 53,514,288 shares of common stock outstanding, substantially all of which are held by directors, executive officers, and other affiliates and are subject to volume, manner of sale, and other limitations under Rule 144.

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

As of June 30, 2025, there were 308,449, 1,527,105 and 3,507,177 shares of common stock reserved for issuance pursuant to outstanding stock option awards under the 2016 Stock Plan, as amended (2016 Plan), the 2020 Equity Incentive Plan, as amended (2020 Plan) and the 2021 Equity Incentive Plan (2021 Plan), respectively. In addition, the 2021 Plan and the ESPP provide for annual automatic increases in the number of shares reserved thereunder. As of January 1, 2025, a total of 6,963,260 and 1,207,030 shares of common stock were available and have been reserved for future issuance under the 2021 Plan and our ESPP, respectively. In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to you.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
Unregistered Sales of Equity Securities

None.

(b)
Use of Proceeds from Initial Public Offering of Common Stock

Not applicable.

(c)
Repurchases

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

None of our officers or directors (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K), during the three months ended June 30, 2025.

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

ALPHA TEKNOVA INC.

Date: August 8, 2025	By:	/s/ STEPHEN GUNSTREAM
Stephen Gunstream
President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2025	By:	/s/ MATTHEW LOWELL
Matthew Lowell
Chief Financial Officer (Principal Financial Officer)