Form 10-Q
period 2025-09-30
Alpha Teknova, Inc.
filed 2025-11-07
CIK 1850902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 5, 2025, the registrant had 53,529,174 shares of common stock, $0.00001 par value per share, outstanding.

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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions and are based upon information available to us as of the date of this Quarterly Report on Form 10-Q. Although we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to rely upon these statements unduly.

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

ALPHA TEKNOVA, INC.

Form 10-Q for the Quarter Ended September 30, 2025

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

ALPHA TEKNOVA, INC.

Condensed Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$10,454	$9,576	$30,536	$28,480
Cost of sales	7,248	9,486	20,339	23,377
Gross profit	3,206	90	10,197	5,103
Operating expenses:
Research and development	542	627	1,675	2,165
Sales and marketing	1,747	1,640	4,960	4,763
General and administrative	4,647	4,968	15,068	17,832
Amortization of intangible assets	287	287	861	861
Total operating expenses	7,223	7,522	22,564	25,621
Loss from operations	(4,017)	(7,432)	(12,367)	(20,518)
Other expenses, net
Interest expense, net	(190)	(141)	(499)	(558)
Other adjustment to loan exit fee	—	—	485	—
Total other expenses, net	(190)	(141)	(14)	(558)
Loss before income taxes	(4,207)	(7,573)	(12,381)	(21,076)
Provision for (benefit from) income taxes	79	(8)	120	(50)
Net loss	$(4,286)	$(7,565)	$(12,501)	$(21,026)
Net loss per share—basic and diluted	$(0.08)	$(0.15)	$(0.23)	$(0.47)
Weighted average shares used in computing net loss per share—basic and diluted	53,516,986	51,821,395	53,462,768	44,520,132

The accompanying notes are an integral part of these condensed financial statements.

ALPHA TEKNOVA, INC.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	As of September 30, 2025	As of December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$3,204	$3,708
Short-term investments, held -to-maturity	18,912	26,688
Accounts receivable, net of allowance for credit losses of $48 and $83 as of September 30, 2025 and December 31, 2024, respectively	5,135	4,312
Inventories, net	6,914	6,801
Prepaid expenses and other current assets	2,398	1,267
Total current assets	36,563	42,776
Property, plant, and equipment, net	42,623	45,753
Operating right-of-use lease assets	14,894	15,767
Intangible assets, net	12,230	13,091
Other non-current assets	1,315	1,382
Total assets	$107,625	$118,769
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,084	$825
Accrued liabilities	3,966	4,541
Current portion of operating lease liabilities	1,886	1,800
Current portion of long-term debt	—	4,045
Total current liabilities	6,936	11,211
Deferred tax liabilities	946	827
Other accrued liabilities	—	10
Long-term debt, net	13,076	9,443
Long-term operating lease liabilities	14,017	14,884
Total liabilities	34,975	36,375
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized at September 30, 2025 and December 31, 2024, respectively, zero shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.00001 par value, 490,000,000 shares authorized at September 30, 2025 and December 31, 2024, 53,524,460 and 53,409,727 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	203,681	200,924
Accumulated deficit	(131,032)	(118,531)
Total stockholders’ equity	72,650	82,394
Total liabilities and stockholders’ equity	$107,625	$118,769

The accompanying notes are an integral part of these condensed financial statements.

ALPHA TEKNOVA, INC.

Condensed Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at July 1, 2025	53,514,288	$1	$202,802	$(126,746)	$76,057
Stock-based compensation	—	—	850	—	850
Issuance of common stock upon exercise of stock options	10,172	—	29	—	29
Net loss	—	—	—	(4,286)	(4,286)
Balance at September 30, 2025	53,524,460	$1	$203,681	$(131,032)	$72,650

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at July 1, 2024	40,915,331	$—	$184,175	$(105,247)	$78,928
Equity financing, net of issuance costs	12,385,883	1	15,140	—	15,141
Stock-based compensation	—	—	760	—	760
Issuance of common stock upon exercise of stock options	1,779	—	4	—	4
Net loss	—	—	—	(7,565)	(7,565)
Balance at September 30, 2024	53,302,993	$1	$200,079	$(112,812)	$87,268

The accompanying notes are an integral part of these condensed financial statements.

ALPHA TEKNOVA, INC.

Condensed Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2025	53,409,727	$1	$200,924	$(118,531)	$82,394
Stock-based compensation	—	—	2,652	—	2,652
Issuance of common stock upon exercise of stock options	20,677	—	49	—	49
Vesting of restricted stock units	82,538	—	—	—	—
Issuance of common stock under employee stock purchase plan	11,518	—	56	—	56
Net loss	—	—	—	(12,501)	(12,501)
Balance at September 30, 2025	53,524,460	$1	$203,681	$(131,032)	$72,650

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2024	40,793,848	$—	$181,822	$(91,786)	$90,036
Equity financing, net of issuance costs	12,385,883	1	15,140	—	15,141
Issuance of common stock warrants	—	—	132	—	132
Stock-based compensation	—	—	2,900	—	2,900
Issuance of common stock upon exercise of stock options	1,779	—	4	—	4
Vesting of restricted stock units	67,169	—	—	—	—
Issuance of common stock under employee stock purchase plan	54,314	—	81	—	81
Net loss	—	—	—	(21,026)	(21,026)
Balance at September 30, 2024	53,302,993	$1	$200,079	$(112,812)	$87,268

The accompanying notes are an integral part of these condensed financial statements.

ALPHA TEKNOVA, INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2025	2024
Operating activities:
Net loss	$(12,501)	$(21,026)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	71	61
Inventory reserve	1,657	4,235
Depreciation and amortization	4,761	4,933
Stock-based compensation	2,652	2,900
Deferred taxes	119	(52)
Accrued interest income on short-term investments	(8)	(118)
Amortization of discount on short-term investments	(508)	—
Amortization of debt financing costs	173	291
Other adjustment to loan exit fee	(485)	—
Non-cash lease expense	92	140
Loss on disposal of property, plant, and equipment	19	49
Changes in operating assets and liabilities:
Accounts receivable	(894)	(718)
Inventories	(1,770)	(315)
Prepaid expenses and other current assets	(1,464)	(943)
Other non-current assets	67	334
Accounts payable	244	(430)
Accrued liabilities	(399)	(724)
Other	(10)	(72)
Cash used in operating activities	(8,184)	(11,455)
Investing activities:
Purchases of short-term investments	(13,708)	(25,428)
Maturities of short-term investments	22,000	—
Proceeds from sale of property, plant, and equipment	—	125
Purchases of property, plant, and equipment	(800)	(558)
Cash provided by (used in) investing activities	7,492	(25,861)
Financing activities:
Proceeds from equity financing, net	—	15,104
Proceeds from long-term debt	1,110	—
Payment of exit fee costs	(1,110)	—
Proceeds from financed insurance premiums	333	385
Repayment of financed insurance premiums	(150)	(572)
Proceeds from exercise of stock options	49	4
Proceeds from issuance of common stock under employee stock purchase plan	56	81
Payment of debt issuance costs	(100)	(25)
Cash provided by financing activities	188	14,977
Change in cash and cash equivalents	(504)	(22,339)
Cash and cash equivalents at beginning of period	3,708	28,484
Cash and cash equivalents at end of period	$3,204	$6,145
Supplemental cash flow disclosures:
Income taxes paid	$44	$41
Interest paid, net of amounts capitalized	$1,098	$1,178
Offering costs included in accounts payable and accrued liabilities	$—	$18
Capitalized property, plant, and equipment included in accounts payable and accrued liabilities	$93	$90
Issuance of common stock warrants	$—	$132
Recognition of operating right-of-use lease asset	$564	$1,293
Recognition of operating lease liabilities	$564	$1,306

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

Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure in the rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciliation items in some categories if the items meet a quantitative threshold. The guidance also requires disclosure of income taxes paid, net of refunds, disaggregated by federal (national), state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold. The guidance is effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of this standard on the Company’s disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40), which requires disaggregation of specific expense categories in the notes to the financial statements and a qualitative description of the remaining expense amounts not separately disaggregated. This standard is effective for annual reporting periods beginning after December 15, 2026, and requires prospective application with the option to apply it retrospectively. The Company is currently evaluating the impact of this standard on the Company’s disclosures.

In July 2025, the FASB issued ASU 2025-05, amending Accounting Standards Codification (ASC) 326, Financial Instruments-Credit Losses, to provide an optional practical expedient when applying the guidance related to the estimation of expected credit losses for current accounts receivable and current contract assets resulting from transactions arising from contracts with customers. Under this practical expedient, entities may elect to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The guidance is effective for fiscal years beginning after December 15, 2025, and interim reporting periods, with early adoption permitted. The Company is currently evaluating the impact of this standard on the Company’s financial statements.

In September 2025, the FASB issued ASU 2025-06, that clarifies and modernizes the accounting for costs related to internal-use software in ASC 350-40, Intangibles-Goodwill and Other-Internal-Use Software. The guidance removes all references to project stages in ASC 350-40 and clarifies the threshold entities apply to begin capitalizing costs. Additionally, the guidance specifies disclosure requirements for capitalized software costs accounted for under ASC 350-40, regardless of how those costs are presented in the financial statements. The guidance is effective for fiscal years beginning after December 15, 2027, and interim reporting periods, with early adoption permitted. The Company is currently evaluating the impact of this standard on the Company’s financial statements.

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

The CODM assesses performance and decides how to allocate resources and make operating decisions based on net loss that is reported on the statement of operations. Net loss is also used to monitor budget versus actual results. The measure of segment assets is reported on the balance sheet as total assets. Revenues, expenses, and assets requiring disclosure in accordance with ASC 280, Segment Reporting, are also included in the accompanying financial statements. See the statements of operations for the three and nine months ended September 30, 2025 and 2024 and the balance sheets as of September 30, 2025 and December 31, 2024, for details.

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

Teknova’s revenue, disaggregated by product category, was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Lab Essentials	$8,308	$7,161	$24,217	$22,065
Clinical Solutions	1,706	1,964	4,928	5,247
Other	440	451	1,391	1,168
Total revenue	$10,454	$9,576	$30,536	$28,480

Teknova’s revenue, disaggregated by geographic region, was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$9,832	$9,057	$28,881	$27,155
International	622	519	1,655	1,325
Total revenue	$10,454	$9,576	$30,536	$28,480

Note 5. Concentrations of Risk

Customers

Customers that accounted for 10% or more of the Company’s revenues and outstanding balance of accounts receivable were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		As of	As of
	2025	2024	2025	2024	September 30, 2025	December 31, 2024
Distributor customer A	24%	19%	23%	18%	20%	17%

The Company’s customers that are distributors, as opposed to direct customers, represent highly diversified customer bases.

Suppliers

Suppliers that accounted for 10% or more of the Company’s inventory purchases and outstanding balance of accounts payable were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		As of	As of
	2025	2024	2025	2024	September 30, 2025	December 31, 2024
Distributor supplier A	32%	37%	30%	37%	23%	18%
Direct supplier A	20%	*	22%	*	*	*
Direct supplier B	*	*	10%	*	*	*
Direct supplier C	23%	10%	12%	12%	*	*

* Represents less than 10%.

The Company’s suppliers that are distributors, as opposed to direct suppliers, represent highly diversified supplier bases.

Note 6. Short-term Held-to-Maturity Investments

The Company invests excess cash balances in short-term U.S. Treasuries. Investments are classified based on the facts and circumstances present at the time of purchase. The appropriateness of that classification is subsequently reassessed at each reporting date. As of September 30, 2025, the Company has both the ability and intention to hold these investments until maturity and therefore has classified these investments as held-to-maturity and recorded them at amortized cost which approximates fair value and presented them in “Short-term investments, held -to-maturity” on the balance sheet. The fair value of the Company's short-term investments was based on quoted prices in active markets for these investments (Level 1). The income recognized for these investments was recorded within interest income on the statement of operations.

Note 7. Inventories, Net

Inventories consisted of the following (in thousands):

	As of September 30, 2025	As of December 31, 2024
Finished goods, net	$4,158	$4,672
Work in process	112	24
Raw materials, net	2,644	2,105
Total inventories, net	$6,914	$6,801

Note 8. Property, Plant, and Equipment, Net

Property, plant, and equipment consisted of the following (in thousands):

	As of September 30, 2025	As of December 31, 2024
Machinery and equipment	$30,012	$29,765
Office furniture and equipment	892	922
Vehicles	333	340
Leasehold improvements	24,843	24,346
	56,080	55,373
Less—Accumulated depreciation	(16,078)	(12,244)
	40,002	43,129
Construction in progress	2,621	2,624
Total property, plant, and equipment, net	$42,623	$45,753

For the three and nine months ended September 30, 2025, depreciation expense was $1.3 million and $3.9 million, respectively, and for the three and nine months ended September 30, 2024, depreciation expense was $1.4 million and $4.1 million, respectively.

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

The components of lease expense and other information related to leases were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease expense	$685	$745	$2,053	$2,236
Variable lease expense	113	109	340	326
Total lease expense	$798	$854	$2,393	$2,562

Cash paid for amounts included in the measurement of the lease liabilities was $0.6 million and $1.9 million for the three and nine months ended September 30, 2025, respectively, and cash paid for amounts included in the measurement of the lease liabilities was $0.7 million and $2.1 million for the three and nine months ended September 30, 2024, respectively. The weighted-average discount rate was 5.0% and the weighted-average remaining lease term was 7.4 years as of September 30, 2025.

Maturities of operating lease liabilities at September 30, 2025 were as follows (in thousands):

Amount
Remainder of 2025	$745
2026	2,649
2027	2,714
2028	2,770
2029	2,770
Thereafter	7,788
Total lease payments	19,436
Less: imputed interest	(3,533)
Present value of lease liabilities	15,903
Less: current portion	(1,886)
Lease liabilities less current portion	$14,017

Note 10. Intangible Assets, Net

The following is a summary of intangible assets with definite and indefinite lives (in thousands):

	Balance at September 30, 2025			Balance at December 31, 2024
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Definite Lived:
Customer relationships	$9,180	$7,700	$1,480	$9,180	$6,839	$2,341
Indefinite Lived:
Tradename	10,750	—	10,750	10,750	—	10,750
Total intangible assets	$19,930	$7,700	$12,230	$19,930	$6,839	$13,091

For each of the three months ended September 30, 2025 and 2024, amortization expense was $0.3 million and for each of the nine months ended September 30, 2025 and 2024, amortization expense was $0.9 million.

As of September 30, 2025, the remaining weighted-average useful life of definite lived intangible assets was 1.3 years. The estimated future amortization expense of intangible assets with definite lives was as follows (in thousands):

Amount
Remainder of 2025	$287
2026	1,148
2027	45
Estimated future amortization expense of definite-lived intangible assets	$1,480

Note 11. Accrued Liabilities

Accrued liabilities were comprised of the following (in thousands):

	As of September 30, 2025	As of December 31, 2024
Payroll-related	$2,742	$3,041
Property, plant, and equipment	63	89
Deferred revenue	3	30
Insurance premiums and accrued interest	240	56
Loss contingency accrual	—	373
Other	918	952
Total current accrued liabilities	$3,966	$4,541

On July 31, 2025, the Company entered into a financing agreement with First Insurance Funding for the financing of the Company's D&O liability insurance and related policies. Under the terms of the financing agreement, the Company will pay a total of $0.5 million in premiums, taxes, and fees, plus interest at an annual percentage rate of 7.49% in eight monthly installment payments that commenced on August 1, 2025. During the three months ended September 30, 2025, the Company made a down payment on the policy of $0.2 million to the insurer and two monthly installments for an aggregate of $0.1 million to First Insurance Funding. As of September 30, 2025, the Company owed $0.2 million for insurance premiums and accrued interest.

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

Long-term debt, net consisted of the following (in thousands):

	As of September 30, 2025	As of December 31, 2024
Long-term debt	$13,245	$12,135
Cumulative accretion of exit fee	70	1,544
Unamortized debt discount and debt issuance costs	(239)	(191)
Total debt	13,076	13,488
Less: current portion	—	(4,045)
Long-term debt, net	$13,076	$9,443

At September 30, 2025, the scheduled maturities of the Company’s debt obligations were as follows (in thousands):

Amount
Remainder of 2025	$—
2026	—
2027	—
2028	5,519
2029	6,623
Thereafter	1,103
Total	$13,245

As of September 30, 2025, the fair value of the Company’s debt approximated its carrying value. The fair value of the Company’s debt was based on observable market inputs (Level 2).

Note 13. Stock-Based Compensation

Equity Incentive Plans

The Company maintains a stock incentive plan that permits the granting of incentive stock options or nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, and other stock-based awards. The equity-based awards for employees generally vest over a four-year period. For initial equity-based awards granted to employees, the first vest is generally a one-year cliff vest, followed by monthly vesting for the final three years. Thereafter, annual equity-based awards granted to employees typically vest monthly over the four-year vest term, except for restricted stock units which vest annually over a four year period. The initial equity-based awards granted to the Company’s non-employee, independent directors upon appointment to the board of directors vest over a three-year period, with the first vest being a one-year cliff, followed by monthly vesting over the remaining two years. Thereafter, annual equity-based awards granted to the Company’s non-employee, independent directors cliff vest after one year from the date of grant.

Stock Options

The following table summarizes the stock option activity for the nine months ended September 30, 2025 (in thousands, except share and per share data):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2025	3,992,335	$4.99	6.86	$19,318
Granted	1,439,255	$7.81
Exercised	(20,677)	$2.37
Forfeited	(67,769)	$7.64
Expired	(32,536)	$10.78
Outstanding at September 30, 2025	5,310,608	$5.69	6.95	$16,469
Exercisable at September 30, 2025	3,083,268	$2.31	6.07	$12,332
Vested and expected to vest at September 30, 2025	5,025,926	$3.74	7.16	$14,836

The weighted average assumptions used in the Black-Scholes pricing model for stock options granted during the three and nine months ended September 30, 2025 and 2024, were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Estimated dividend yield	-%	-%	-%	-%
Weighted-average expected stock price volatility	36.58%	36.05%	36.06%	35.91%
Weighted-average risk-free interest rate	4.16%	3.49%	4.33%	4.33%
Expected average term of options (in years)	6.25	6.25	6.16	6.25
Weighted-average fair value of common stock	$4.44	$4.40	$7.81	$2.86
Weighted-average fair value per option	$1.94	$1.84	$3.39	$1.24

Restricted Stock

The following table summarizes the restricted stock unit activity for the nine months ended September 30, 2025 (in thousands, except share and per share data):

	Number of Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2025	127,611	$3.47	0.84	$1,066
Granted	—	$—
Vested	(82,538)	$2.42
Forfeited	—	$—
Outstanding at September 30, 2025	45,073	$5.41	0.91	$279
Vested and expected to vest at September 30, 2025	45,073	$5.41	0.91	$279

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan (ESPP) that authorizes the issuance of shares of common stock pursuant to purchase rights granted to eligible employees. Unless otherwise determined by the Company’s board of directors, shares of the Company’s common stock will be purchased for the accounts of employees participating in the Company’s ESPP at a price per share equal to the lesser of (i) 85% of the fair market value of a share of the Company’s common stock on the first day of an offering; or (ii) 85% of the fair market value of a share of the Company’s common stock on the date of purchase. Offering periods are generally six months long; offering periods begin on June 1 and December 1 of each year. The Company issued zero and 11,518 shares of common stock under the ESPP during the three and nine months ended September 30, 2025 and zero and 54,314 shares of common stock under the ESPP during the three and nine months ended September 30, 2024.

Repricing of Outstanding and Unexercised Options

In January 2024, the Company’s board of directors approved a one-time repricing of certain previously granted and still outstanding vested and unvested stock option awards held by eligible employees, executive officers, and non-employee directors. As a result, the exercise price for these awards was lowered to $2.97 per share effective September 14, 2025, which was the closing price of the Company’s common stock as reported on the Nasdaq Global Stock Market on March 14, 2024, so long as the holder remained employed by the Company or continued to serve as a member of the board of directors through September 14, 2025, absent earlier trigger events defined in the option repricing plan. No other terms of the stock options were modified, and the stock options continue to vest according to their original vesting schedules and retain their original expiration dates. As a result of the repricing, 1,557,301 vested and unvested stock options outstanding as of September 14, 2025, with original exercise prices ranging from $3.02 to $27.49, were repriced.

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

Stock-Based Compensation Expense

Stock-based compensation expense included in the accompanying condensed financial statements was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of sales	$29	$10	$85	$89
Research and development	14	18	13	65
Sales and marketing	61	33	166	162
General and administrative	746	699	2,388	2,584
Total stock-based compensation expense	$850	$760	$2,652	$2,900

Stock-based compensation expense related to stock options was $0.8 million and $2.5 million for the three and nine months ended September 30, 2025, respectively, and $0.7 million and $2.7 million for the three and nine months ended September 30, 2024, respectively. Unrecognized compensation expense related to stock options was $5.4 million at September 30, 2025, which is expected to be recognized as expense over the weighted-average period of 2.71 years.

Stock-based compensation expense related to restricted stock units was not significant and $0.1 million for the three and nine months ended September 30, 2025, and $0.1 million and $0.2 million for each of the three and nine months ended September 30, 2024. Unrecognized compensation expense related to restricted stock units was $0.2 million at September 30, 2025, which is expected to be recognized as expense over the weighted-average period of 1.41 years.

Stock-based compensation expense related to the ESPP was not significant for either the three and nine months ended September 30, 2025 and 2024. Total compensation cost related to the ESPP not yet recognized was not significant at September 30, 2025. As of September 30, 2025, an insignificant amount has been withheld on behalf of employees for future purchases under the ESPP.

Note 14. Income Taxes

For the three months ended September 30, 2025, the Company’s income tax expense was $0.1 million, compared to the three months ended September 30, 2024, when the Company recorded minimal income tax benefit. The effective tax rates for the three months ended September 30, 2025 and 2024 were (1.9%) and 0.1%, respectively. The effective tax rates differ from the federal statutory rate primarily due to operating losses not expected to produce an income tax benefit.

For the nine months ended September 30, 2025, the Company’s income tax expense was $0.1 million, compared to the nine months ended September 30, 2024 when the Company recorded $0.1 million income tax benefit. The effective tax rates for the nine months ended September 30, 2025 and 2024 were (1.0)% and 0.2%, respectively. The effective tax rates differ from the federal statutory rate primarily due to operating losses not expected to produce an income tax benefit.

The Company had insignificant unrecognized tax benefits as of September 30, 2025 and 2024. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not expect the balance of unrecognized tax benefits to change significantly over the next twelve months. The Company has not accrued interest or penalties related to uncertain tax positions as of September 30, 2025 or 2024.

On July 4, 2025, the United States enacted into law new tax legislation, the One Big Beautiful Bill Act, (OBBBA). The OBBBA includes significant changes to federal tax law and other regulatory provisions. The adoption of this standard did not have a significant impact on the Company’s financial statements nor is it expected to have a material impact on future periods.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(4,286)	$(7,565)	$(12,501)	$(21,026)
Weighted average shares used in computing net loss per share—basic and diluted	53,516,986	51,821,395	53,462,768	44,520,132
Net loss per share—basic and diluted	$(0.08)	$(0.15)	$(0.23)	$(0.47)

The following is a summary of the common stock equivalents for the securities outstanding during the respective periods that have been excluded from the computation of diluted net loss per common share, as their effect would be anti-dilutive:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Equity-based compensation	5,093,158	3,873,226	4,842,013	3,970,116
Warrants to purchase common stock	—	125,000	—	94,434

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

In August 2023, a former Teknova employee filed a claim with the California Labor and Workforce Development Agency alleging various causes of action under California’s labor, wage, and hour laws. The plaintiff generally alleged that Teknova did not appropriately calculate and pay meal break premiums and otherwise failed to calculate and pay appropriate overtime wages or bonuses to certain of its California non-exempt employees. On June 6, 2024, a mediation took place, in the course of which Teknova agreed to settle the plaintiff’s claims for $0.4 million (the Settlement). As of December 31, 2024, the Company had therefore accrued its best estimate of potential loss related to a possible settlement of the claims of the former employee and other members of the purported class (similarly situated former or current employees), in the amount of $0.4 million, which was included within “Accrued liabilities” on the balance sheet. In April 2025, the Settlement received final court approval and the Company paid the Settlement amount.

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

We generated revenue of $10.5 million during the three months ended September 30, 2025, which represents an increase of $0.9 million compared to revenue of $9.6 million during the three months ended September 30, 2024. For the three months ended September 30, 2025 and 2024, only 5.9% and 5.4%, respectively, of our revenue was generated from customers located outside of the United States. We generated revenue of $30.5 million during the nine months ended September 30, 2025, which represents an increase of $2.1 million compared to revenue of $28.5 million during the nine months ended September 30, 2024. For the nine months ended September 30, 2025 and 2024, only 5.4% and 4.7%, respectively, of our revenue was generated from customers located outside of the United States. Our sales outside of the United States are denominated in U.S. Dollars.

We had an operating loss of $4.0 million during the three months ended September 30, 2025, compared to an operating loss of $7.4 million during the three months ended September 30, 2024. We had an operating loss of $12.4 million during the nine months ended September 30, 2025, compared to an operating loss of $20.5 million during the nine months ended September 30, 2024. While our expenses may fluctuate over the short term, we expect our expenses will increase in future periods, in connection with our ongoing activities as we:

•
attract, hire, and retain qualified personnel;
•
invest in processes and infrastructure to improve operating efficiency and expand capacity at our facilities, including the ramp up of our new, state-of-the-art manufacturing, warehouse, and distribution facilities; and
•
build our brand and market and sell our products and services.

Impact of Broader Economic Trends on Our Business

We are closely monitoring economic uncertainty in the U.S. and abroad. General inflation in the U.S. rose in recent years to levels not experienced in recent decades. While the rate of inflation moderated in 2024, general inflation, including rising prices for our raw materials and other inputs, as well as rising salaries and other expenses, can negatively impact our business by increasing our cost of sales and operating expenses. In addition, during early 2024, the U.S. Federal Reserve raised interest rates in response to concerns about inflation, and although the U.S. Federal Reserve lowered interest rates in late 2024 and in September 2025, the direction and timing of future interest rate changes remain uncertain. Inflation, together with increased interest rates, and broader macroeconomic uncertainty, may cause our customers to reduce, delay, or cancel orders for our goods and services, thereby causing a decrease in or change in the timing of sales of our products and services. We cannot predict the impact of future inflation and interest rate changes on the results of our operations. Furthermore, changes to tariff and related international trade policy so far in 2025 create uncertainty about the broader economy and our business. For further information regarding the impact of these economic factors on the Company, please see the risk factors identified in Part I, Item 1A, Risk Factors, of our 2024 Annual Report on Form 10-K.

Results of Operations

Comparison of the Three Months Ended September 30, 2025, and Three Months Ended September 30, 2024

The following tables set forth our results of operations for the three months ended September 30, 2025 and 2024 (dollars in thousands):

	For the Three Months Ended September 30,
	2025	2024	$ Change	% Change
Revenue	$10,454	$9,576	$878	9.2%
Cost of sales	7,248	9,486	(2,238)	(23.6)%
Gross profit	3,206	90	3,116	3462.2%
Operating expenses:
Research and development	542	627	(85)	(13.6)%
Sales and marketing	1,747	1,640	107	6.5%
General and administrative	4,647	4,968	(321)	(6.5)%
Amortization of intangible assets	287	287	—	—
Total operating expenses	7,223	7,522	(299)	(4.0)%
Loss from operations	(4,017)	(7,432)	3,415	(45.9)%
Other expenses, net
Interest expense, net	(190)	(141)	(49)	34.8%
Total other expenses, net	(190)	(141)	(49)	34.8%
Loss before income taxes	(4,207)	(7,573)	3,366	(44.4)%
Provision for (benefit from) income taxes	79	(8)	87	(1087.5)%
Net loss	$(4,286)	$(7,565)	$3,279	(43.3)%

Revenue

Our revenue disaggregated by product category for the three months ended September 30, 2025 and 2024, was as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2025	2024	$ Change	% Change
Lab Essentials	$8,308	$7,161	$1,147	16.0%
Clinical Solutions	1,706	1,964	(258)	(13.1)%
Other	440	451	(11)	(2.4)%
Total revenue	$10,454	$9,576	$878	9.2%

Total revenue was $10.5 million and $9.6 million for the three months ended September 30, 2025 and 2024, respectively.

Lab Essentials revenue was $8.3 million for the three months ended September 30, 2025, an increase of $1.1 million, or 16.0%, compared to $7.2 million for the three months ended September 30, 2024. The increase in Lab Essentials revenue was attributable to higher average revenue per customer and, to a slightly lesser extent, an increased number of customers.

Clinical Solutions revenue was $1.7 million for the three months ended September 30, 2025, a decrease of $0.3 million, or 13.1%, compared to $2.0 million for the three months ended September 30, 2024. The decrease in Clinical Solutions revenue was attributable to lower average revenue per customer, partially offset by an increased number of customers.

Our revenue disaggregated by geographic region, for the three months ended September 30, 2025 and 2024, was as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2025	2024	$ Change	% Change
United States	$9,832	$9,057	$775	8.6%
International	622	519	103	19.8%
Total revenue	$10,454	$9,576	$878	9.2%

Revenue from U.S. sales was $9.8 million and $9.1 million for the three months ended September 30, 2025 and 2024, respectively. Revenue from U.S. sales as a percentage of our total revenue was consistent period over period, representing 94.1% and 94.6% of our total revenue during the three months ended September 30, 2025 and 2024, respectively.

Revenue from international sales was $0.6 million and $0.5 million for the three months ended September 30, 2025 and 2024, respectively. Revenue from international sales as a percentage of our total revenue was also consistent period over period, representing 5.9% and 5.4% of our total revenue during the three months ended September 30, 2025 and 2024, respectively.

Gross profit

Our gross profit for the three months ended September 30, 2025 and 2024, was as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2025	2024	$ Change	% Change
Cost of sales	$7,248	$9,486	$(2,238)	(23.6)%
Gross profit	3,206	90	3,116	3462.2%
Gross profit %	30.7%	0.9%

Gross profit percentage was 30.7% and 0.9% for the three months ended September 30, 2025 and 2024, respectively. The increase was primarily driven by $2.8 million of non-recurring and non-cash charges during the three months ended September 30, 2024 related to the disposal of expired inventory and write down of excess inventory. Excluding those non-recurring and non-cash charges, gross profit would have been $2.9 million and gross profit percentage would have been 29.8%, respectively, in the three months ended September 30, 2024. The improvement in gross profit percentage from 29.8% to 30.7% was driven primarily by higher revenue.

Operating expenses

Our operating expenses for the three months ended September 30, 2025 and 2024, were as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2025	2024	$ Change	% Change
Research and development	$542	$627	$(85)	(13.6)%
Sales and marketing	1,747	1,640	107	6.5%
General and administrative	4,647	4,968	(321)	(6.5)%
Amortization of intangible assets	287	287	—	—
Total operating expenses	$7,223	$7,522	$(299)	(4.0)%

Research and development expenses were consistent at $0.5 million and $0.6 million for the three months ended September 30, 2025 and 2024, respectively.

Sales and marketing expenses were consistent at $1.7 million and $1.6 million for the three months ended September 30, 2025 and 2024, respectively.

General and administrative expenses were $4.6 million and $5.0 million for the three months ended September 30, 2025 and 2024, respectively. The decrease was driven by a general net reduction in spending.

Amortization of intangible assets was consistent at $0.3 million for each of the three months ended September 30, 2025 and 2024.

Other expenses, net

Our other expenses, net for the three months ended September 30, 2025 and 2024, were as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2025	2024	$ Change	% Change
Interest expense, net	$(190)	$(141)	$(49)	34.8%
Total other expenses, net	$(190)	$(141)	$(49)	34.8%

Total other expenses, net was $0.2 million for the three months ended September 30, 2025, compared to $0.1 million for the three months ended September 30, 2024. The increase in total other expense, net was primarily attributable to lower interest income somewhat offset by lower interest expense.

Provision for (benefit from) income taxes

Our provision for (benefit from) income taxes for the three months ended September 30, 2025 and 2024, was as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2025	2024	$ Change	% Change
Provision for (benefit from) income taxes	$79	$(8)	$87	(1087.5)%
Effective tax rate	(1.9)%	0.1%

Our income taxes were not significant for either the three months ended September 30, 2025 or 2024. The effective tax rates for the three months ended September 30, 2025 and 2024 were (1.9%) and 0.1%, respectively. The effective tax rates differ from the federal statutory rate primarily due to operating losses not expected to produce an income tax benefit.

Comparison of the Nine Months Ended September 30, 2025, and Nine Months Ended September 30, 2024

The following tables set forth our results of operations for the nine months ended September 30, 2025 and 2024 (dollars in thousands):

	For the Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Revenue	$30,536	$28,480	$2,056	7.2%
Cost of sales	20,339	23,377	(3,038)	(13.0)%
Gross profit	10,197	5,103	5,094	99.8%
Operating expenses:
Research and development	1,675	2,165	(490)	(22.6)%
Sales and marketing	4,960	4,763	197	4.1%
General and administrative	15,068	17,832	(2,764)	(15.5)%
Amortization of intangible assets	861	861	—	—
Total operating expenses	22,564	25,621	(3,057)	(11.9)%
Loss from operations	(12,367)	(20,518)	8,151	(39.7)%
Other expenses, net
Interest expense, net	(499)	(558)	59	(10.6)%
Other adjustment to loan exit fee	485	—	485	100.0%
Total other expenses, net	(14)	(558)	544	(97.5)%
Loss before income taxes	(12,381)	(21,076)	8,695	(41.3)%
Provision for (benefit from) income taxes	120	(50)	170	(340.0)%
Net loss	$(12,501)	$(21,026)	$8,525	(40.5)%

Revenue

Our revenue disaggregated by product category for the nine months ended September 30, 2025 and 2024, was as follows (dollars in thousands):

	For the Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Lab Essentials	$24,217	$22,065	$2,152	9.8%
Clinical Solutions	4,928	5,247	(319)	(6.1)%
Other	1,391	1,168	223	19.1%
Total revenue	$30,536	$28,480	$2,056	7.2%

Total revenue was $30.5 million and $28.5 million for the nine months ended September 30, 2025 and 2024, respectively.

Lab Essentials revenue was $24.2 million for the nine months ended September 30, 2025, an increase of $2.2 million, or 9.8%, compared to $22.1 million for the nine months ended September 30, 2024. The increase in Lab Essentials revenue was attributable to an increased number of customers, partially offset by slightly lower average revenue per customer.

Clinical Solutions revenue was $4.9 million for the nine months ended September 30, 2025, a decrease of $0.3 million, or 6.1%, compared to $5.2 million for the nine months ended September 30, 2024. The decrease in Clinical Solutions revenue was attributable to lower average revenue per customer, partially offset by an increased number of customers.

Our revenue disaggregated by geographic region, for the nine months ended September 30, 2025 and 2024, was as follows (dollars in thousands):

	For the Nine Months Ended September 30,
	2025	2024	$ Change	% Change
United States	$28,881	$27,155	$1,726	6.4%
International	1,655	1,325	330	24.9%
Total revenue	$30,536	$28,480	$2,056	7.2%

Revenue from U.S. sales was $28.9 million and $27.2 million for the nine months ended September 30, 2025 and 2024, respectively. Revenue from U.S. sales as a percentage of our total revenue was consistent period over period, representing 94.6% and 95.3% of our total revenue during the nine months ended September 30, 2025 and 2024, respectively.

Revenue from international sales was $1.7 million and $1.3 million for the nine months ended September 30, 2025 and 2024, respectively. Revenue from international sales as a percentage of our total revenue was also consistent period over period, representing 5.4% and 4.7% of our total revenue during the nine months ended September 30, 2025 and 2024, respectively.

Gross profit

Our gross profit for the nine months ended September 30, 2025 and 2024, was as follows (dollars in thousands):

	For the Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Cost of sales	$20,339	$23,377	$(3,038)	(13.0)%
Gross profit	10,197	5,103	5,094	99.8%
Gross profit %	33.4%	17.9%

Gross profit percentage was 33.4% and 17.9% for the nine months ended September 30, 2025 and 2024, respectively. The increase was primarily driven by $2.8 million of non-recurring and non-cash charges during the nine months ended September 30, 2024 related to the disposal of expired inventory and write down of excess inventory. Excluding those non-recurring and non-cash charges, gross profit would have been $7.9 million and gross profit percentage would have been 27.6%, respectively, in the nine months ended September 30, 2024. The improvement in gross profit percentage from 27.6% to 33.4% was driven by manufacturing efficiency gains and higher revenue.

Operating expenses

Our operating expenses for the nine months ended September 30, 2025 and 2024, were as follows (dollars in thousands):

	For the Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Research and development	$1,675	$2,165	$(490)	(22.6)%
Sales and marketing	4,960	4,763	197	4.1%
General and administrative	15,068	17,832	(2,764)	(15.5)%
Amortization of intangible assets	861	861	—	—
Total operating expenses	$22,564	$25,621	$(3,057)	(11.9)%

Research and development expenses were $1.7 million and $2.2 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease was primarily driven by lower salaries and wages resulting from the reduction in workforce that was completed early during the three months ended March 31, 2024.

Sales and marketing expenses were $5.0 million and $4.8 million for the nine months ended September 30, 2025 and 2024, respectively. The increase was primarily driven by higher marketing costs during the nine months ended September 30, 2025, partially offset by lower salaries and wages resulting from the reduction in workforce that occurred during the three months ended March 31, 2024.

General and administrative expenses were $15.1 million and $17.8 million for the nine months ended September 30, 2025 and 2024, respectively. Excluding the one-time, non-recurring charges related to the reduction in workforce of $1.3 million and $0.1 million related to the increase of our loss contingency for the nine months ended September 30, 2024, general and administrative expenses decreased $1.4 million. The decrease was driven by reduced spend, primarily on facility costs, insurance, freight, and professional fees as well as lower stock-based compensation expense due to one-time costs incurred in connection with the repricing that occurred during the three months ended March 31, 2024. See “Notes to Financial Statements—Note 13. Stock-Based Compensation” for a more detailed discussion of the stock option repricing.

Amortization of intangible assets was consistent at $0.9 million for each of the nine months ended September 30, 2025 and 2024.

Other expenses, net

Our other expenses, net for the nine months ended September 30, 2025 and 2024, were as follows (dollars in thousands):

	For the Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Interest expense, net	$(499)	$(558)	$59	(10.6)%
Other adjustment to loan exit fee	485	—	485	100.0%
Total other expenses, net	$(14)	$(558)	$544	(97.5)%

Total other expenses, net were not significant for the nine months ended September 30, 2025, compared to $0.6 million for the nine months ended September 30, 2024. The decrease in total other expense, net was primarily attributable to a $0.5 million adjustment recognized on the exit fee concurrent with the refinancing of our credit agreement during the three months ended March 31, 2025 coupled with lower interest income, somewhat offset by lower interest expense.

Provision for (benefit from) income taxes

Our provision for (benefit from) income taxes for the nine months ended September 30, 2025 and 2024, was as follows (dollars in thousands):

	For the Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Provision for (benefit from) income taxes	$120	$(50)	$170	(340.0)%
Effective tax rate	(1.0)%	0.2%

Our income taxes were not significant for either the nine months ended September 30, 2025 or 2024. The effective tax rates for the nine months ended September 30, 2025 and 2024 were (1.0)% and 0.2% respectively. The effective tax rates differ from the federal statutory rate primarily due to operating losses not expected to produce an income tax benefit.

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

Our principal liquidity requirements are to fund our operations and capital expenditures. As of September 30, 2025, we had $29.6 million in net working capital, which included $22.1 million in cash and cash equivalents and short-term investments. Our material cash requirements from known contractual obligations and commitments relate primarily to operating leases for our office, manufacturing, warehouse, and distribution facilities at September 30, 2025. See “Notes to Financial Statements—Note 9. Leases,” for a discussion of our lease obligations reflected on our balance sheet.

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

On July 10, 2025, we filed a “shelf” registration statement on Form S-3 (Reg. No. 333-288613) with the SEC, which was declared effective on July 16, 2025. This shelf registration statement, which includes a base prospectus, allows us at any time to offer any combination of securities described in the prospectus in one or more offerings for our own account in an aggregate amount up to $225 million. The Form S-3 is intended to provide us flexibility to conduct registered sales of our securities, subject to market conditions and our future capital needs. The terms of any future offering under the shelf registration statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering.

The following table sets forth, for the periods indicated, net cash flows used in operating activities, provided by (used in) investing activities, and provided by financing activities (in thousands):

	For the Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(8,184)	$(11,455)
Net cash provided by (used in) investing activities	7,492	(25,861)
Net cash provided by financing activities	188	14,977
Net decrease in cash and cash equivalents	$(504)	$(22,339)

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

Net cash used in operating activities was $8.2 million for the nine months ended September 30, 2025, which primarily consisted of net loss of $12.5 million plus net adjustments for non-cash charges of $8.5 million, offset by net changes in operating assets and liabilities of $4.2 million. The primary non-cash adjustments to net loss included $4.8 million of depreciation and amortization, $2.7 million of stock-based compensation, and a $1.7 million provision for inventory, partially offset amortization of the discount on short-term investments of $0.5 million, and an adjustment to the loan exit fee of $0.5 million. The main drivers of the changes in operating assets and liabilities were a $1.8 million increase in inventories, a $1.5 million increase in prepaid expenses and other current assets, a $0.9 million increase in accounts receivable, and a $0.4 million decrease in accrued liabilities, partially offset by a $0.2 million increase in accounts payable.

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

Investing Activities

Net cash provided by investing activities was $7.5 million for the nine months ended September 30, 2025, which consisted of maturities of short-term investments of $22.0 million, partially offset by purchases of short-term investments of $13.7 million and purchases of property, plant, and equipment of $0.8 million.

Net cash used in investing activities was $25.9 million for the nine months ended September 30, 2024, which consisted of purchases of short-term investments of $25.4 million and purchases of property, plant, and equipment of $0.6 million, partially offset by proceeds from the sale of certain long-lived assets of $0.1 million.

Financing Activities

Net cash provided by financing activities was $0.2 million for the nine months ended September 30, 2025, which was primarily attributable to proceeds from long-term debt of $1.1 million, proceeds from financed insurance premiums of $0.3 million, and proceeds of $0.1 million from the issuance of common stock under our employee stock purchase plan, largely offset by the payment of exit fee costs of $1.1 million, repayment of financed insurance premiums of $0.2 million, and payment of debt issuance costs of $0.1 million.

Net cash provided by financing activities was $15.0 million for the nine months ended September 30, 2024, which was primarily attributable to net proceeds from equity financing of $15.1 million, proceeds from financed insurance premiums of $0.4 million, and proceeds of $0.1 million from the issuance of common stock under our employee stock purchase plan, partially offset by the repayment of financed insurance premiums of $0.6 million.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred operating losses in the past, may incur operating losses in the future and may never achieve or maintain profitability. For the three and nine months ended September 30, 2025, we incurred net losses of $4.3 million and $12.5 million, respectively, and during the three and nine months ended September 30, 2024, we incurred net losses of $7.6 million and $21.0 million, respectively. We have incurred and will continue to incur costs in connection with legal, accounting, and other administrative expenses related to operating as a public company and we expect that our operating expenses will increase modestly with the growth of our business. Since our inception, we have financed our operations primarily through revenue from our products, the sale of our equity securities (including through our June 2021 IPO, September 2023 registered direct offering and private placements, as well as our July 2024 private placements), and debt. While our revenue has generally grown over the last several years, including 2024 compared to 2023, it decreased in 2023 compared to 2022. If our revenue declines or fails to grow at a rate sufficient to offset our operating expenses, we will not be able to achieve and maintain profitability in future periods. We may never be able to generate sufficient revenue to achieve or maintain profitability, and our more recent growth and historical profitability should not be considered predictive of our future performance.

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

As of September 30, 2025, we have 53,524,460 shares of common stock outstanding, the majority of which are held by directors, executive officers, and other affiliates and are subject to volume, manner of sale, and other limitations under Rule 144.

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

As of September 30, 2025, there were 308,449, 1,330,272 and 3,716,960 shares of common stock reserved for issuance pursuant to outstanding stock option awards under the 2016 Stock Plan, as amended (2016 Plan), the 2020 Equity Incentive Plan, as amended (2020 Plan) and the 2021 Equity Incentive Plan (2021 Plan), respectively. In addition, the 2021 Plan and the ESPP provide for annual automatic increases in the number of shares reserved thereunder. As of January 1, 2025, a total of 6,963,260 and 1,207,030 shares of common stock were available and have been reserved for future issuance under the 2021 Plan and our ESPP, respectively. In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to you.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
Unregistered Sales of Equity Securities

None.

(b)
Use of Proceeds from Initial Public Offering of Common Stock

Not applicable.

(c)
Repurchases

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

None of our officers or directors (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K), during the three months ended September 30, 2025.

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

ALPHA TEKNOVA INC.

Date: November 7, 2025	By:	/s/ STEPHEN GUNSTREAM
Stephen Gunstream
President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2025	By:	/s/ MATTHEW LOWELL
Matthew Lowell
Chief Financial Officer (Principal Financial Officer)