Form 10-K
period 2025-12-31
Alpha Teknova, Inc.
filed 2026-03-02
CIK 1850902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on June 30, 2025 was $53,521,256.

The number of shares of Registrant’s Common Stock outstanding as of February 27, 2026 was 53,587,662.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement, or an amendment to this Annual Report on Form 10-K, will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2025.

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
▪
the impact of any pandemic, epidemic, or outbreak of infectious disease, natural disasters, geopolitical unrest, war, terrorism, public health issues or other catastrophic events may have on our business and our ability to actively manage our response to these types of events;
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
▪
our ability to generate future revenue growth in market segments such as emerging therapeutic and diagnostic modalities;
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
▪
We have invested a significant amount of capital in our manufacturing facilities. Our efforts to scale our manufacturing capabilities in these facilities could be disruptive and adversely affect our results of operations and financial condition. We may not realize some or all of the anticipated benefits of this investment in the time frame anticipated, or at all.
▪
Natural disasters (including earthquakes, fire, and drought), geopolitical unrest, war, terrorism, public health issues or other catastrophic events, some possibly related to the increasing effects of climate change, could disrupt the supply, production, delivery, or demand of our products, which could negatively affect our operations and performance.
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
▪
We and our customers’ respective business operations are and will continue to be subject to extensive laws and regulations, and assessing the applicability and relevant requirements of, and maintaining compliance with, these laws and regulations can be expensive and time-consuming.
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

PART I

Item 1. Business.

Overview

Alpha Teknova, Inc. (referred to herein as the Company, Teknova, we, us or our) is a leading producer of critical reagents for the discovery, development, and commercialization of novel therapies, vaccines, and molecular diagnostics. Our more than 3,000 customers span the continuum of the life sciences market and include leading pharmaceutical and biotechnology companies, contract development and manufacturing organizations, in vitro diagnostics franchises, and academic and government research institutions. Our Company is built around our knowledge, methods, and know-how in our manufacturing processes and infrastructure, which are highly adaptable and configurable. These proprietary processes enable us to manufacture and deliver high-quality, custom, made-to-order products with short turnaround times and at scale, across all stages of our customers’ product development, including commercialization.

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

We offer three primary product types: pre-poured media plates for cell growth and cloning; liquid microbial culture media and supplements for cellular expansion; and molecular biology reagents for sample manipulation, resuspension, and purification. We typically begin working with customers in the discovery phase of development, in which they use our off-the-shelf (catalog) formulations for initial experimentation. As customers’ product development progresses and they begin to need products with improved performance, in greater volumes, or that meet GMP requirements (see below), they routinely go on to order higher value, custom, or GMP-grade products. We believe the bespoke nature of our portfolio makes us a critical, trusted supplier to our customers.

Due to extensive validation and customer loyalty owing, in part, to fast turnaround times for our custom products, our customers frequently integrate them as components into the lifecycle of their own products and, we believe, are therefore unlikely to substitute Teknova’s components with alternatives. As a result, our customer relationships typically span many years and help drive recurring business. Moreover, we are committed to delivering high levels of customer satisfaction through continued investment in our customer service, operating infrastructure, quality systems, and manufacturing processes. During 2025, we achieved an annual customer retention rate of approximately 95% for customers purchasing more than $10,000 annually, which represented approximately 15% of our customer base and approximately 85% of our annual revenue during that period. We believe the Teknova brand is well established in the U.S. life sciences industry as a result of our track record of delivering high quality, custom products and providing superior customer service.

We participate in multiple market segments because customers use our products across the life sciences, including in high growth areas like cell and gene therapy research, development, and production. Over time, the U.S. Food and Drug Administration (FDA) has approved a number of cell and gene therapies in the U.S. as has the European Union (EU) according to reports from the Alliance for Regenerative Medicine. The cell and gene therapy sector continued to see regulatory approvals throughout 2025 both in the U.S. and EU, supported by a robust pipeline of companies expected to submit regulatory applications in 2026, as reported by the Alliance for Regenerative Medicine.

We believe our prospects for growth will also benefit from developments in other fields, including mRNA, vaccines, liquid biopsy, and genomics. We believe the key industry factors that will drive our future growth include:

▪
the need for custom reagents for purification in the development of emerging therapeutic modalities such as cell and gene therapies, mRNA, and next-generation antibodies, such as antibody drug conjugates, and multi-specific antibodies;
▪
the growing demand for a single, adaptable, end-to-end provider that can offer both “research use only” (RUO) as well as “good manufacturing practice” (GMP) grade, custom, made-to-order products with short turnaround times;
▪
the importance of GMP-grade products in a development and manufacturing process that is subject to complex and stringent regulatory requirements;
▪
the demand for suppliers capable of quickly scaling production volumes up and down in response to customer needs; and
▪
the increasing demand to move to single-use bioreactors, which results in increased use of build sizes less than 2,000 liters.

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

Lab Essentials

We are a leader in providing highly complex chemical formulations for use in biological research and drug discovery. Our core Lab Essentials products consist of commonly used, catalog solutions and customer-specified formulations. During discovery, our products are used regularly in small, bench-scale experiments. As customers optimize their processes and begin to scale up in volume, they tend to order more custom products. Our Lab Essentials products include essential formulations for common research applications and highly customized formulations for customer-specific applications in fields such as next generation sequencing, spatial biology, liquid biopsy, and bioproduction. We sometimes refer to our Lab Essentials products as RUO. For the year ended December 31, 2025, our Lab Essentials business contributed 76.6% of our total revenue, of which approximately 75% was attributable to catalog products and the remaining 25% attributable to custom products.

Clinical Solutions

We are ISO 13485:2016 certified, enabling us to meet the Quality System Regulation (QSR) of products for use in diagnostic and therapeutic applications. Our Clinical Solutions products are custom products used in the development and production of protein therapies, gene therapies, mRNA vaccines, and diagnostic kits. We sometimes refer to our Clinical Solutions products as “GMP” or “GMP-grade”. Since offering GMP-grade products, we have achieved substantial growth in the number of customers seeking these products annually. For the year ended December 31, 2025, our Clinical Solutions business contributed 18.9% of our total revenue, of which approximately 90% was attributable to custom products and the remaining 10% attributable to catalog products.

Product Types

We offer three primary product types: pre-poured media plates for cell growth and cloning; liquid microbial culture media and supplements for cellular expansion; and molecular biology reagents for sample manipulation, resuspension, and purification, among other applications. Within each of the three product types, we offer products from each of our two primary product categories, except pre-poured media plates, which we only offer in our Lab Essentials product category.

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

Liquid Microbial Culture Media and Supplements

Liquid microbial culture media and supplements are used to expand, or grow, a particular microbial or bacterial cell of interest under controlled conditions. Liquid microbial culture media is composed of essential nutrients, such as amino acids and carbohydrates, growth factors, and hormones. To maintain the media, supplements (such as growth factors and sugars) are added over time. Expansion of microbial or bacterial cell lines is fundamental to the production of enzymes, antibodies, vaccines, and protein therapeutics. Different cells, based on species or cell type, require different nutrients for efficient growth. The ability to customize liquid microbial culture media and supplements for a specific cell line is necessary to optimize bioproduction purity and yield. Given our customers’ desire to optimize microbial culture processes early in development, combined with our ability to offer low production volumes for custom formulations, and then to scale production over time, we believe we are a critical supplier for microbial culture development and optimization. In addition, we are a leader in the production of bacterial liquid culture media and supplements, which are critical inputs into mRNA vaccine and cell and gene therapy production processes.

Molecular Biology Reagents

Molecular biology reagents are a cornerstone of biological research, molecular diagnostics, drug development, and bioproduction. Molecular biology reagents are used routinely for a wide variety of applications, including, but not limited to: washing samples; resuspending samples; purifying nucleic acids or proteins; analyzing samples; cell lysis; and sample management. Our diverse offering simplifies widely used biological protocols for our customers. As customers begin to scale production volumes and require increased manufacturing precision, customers frequently seek to specify formulations and product packaging requirements—which we specialize in providing—to achieve their goals of increasing product performance and realizing manufacturing efficiencies.

Competitive Strengths

Expertise in Complex, Custom Chemical Formulation Manufacturing

We work closely with our customers to provide highly customized formulations across a variety of workflows. Our customers routinely specify the raw material source, chemical composition, packaging, labeling, and quality control specifications required for their desired product. Through three decades of capital investment and process optimization, we have created a production system designed to develop and manufacture customer-specified formulations, which we believe enables us to produce and quality control custom products faster than our competitors. We leverage our proprietary chemical formulation and production expertise, supported by a product database consisting of the formulations of thousands of previously made products. This database, along with our experienced staff, allows us to quickly determine the optimal production process and meet the associated complexity requirements for custom orders. We believe our ability to rapidly customize has contributed significantly to the adoption of our products.

Quality and Regulatory Expertise Drives Deep Customer Relationships

The life sciences industry is subject to rigorous regulatory scrutiny in areas such as quality, reliability, and performance. Our customers rely on us to meet these high standards while also facilitating the development of novel, innovative products. During the early stages of product development, we manufacture formulations specified by our customers to aid in the optimization of therapeutic or diagnostic production processes. Our customers frequently validate these custom-made research and GMP-grade components into their production processes, allowing them to remain with us as a supplier as they scale up from research to commercial production. As a result of the extensive validation and regulatory requirements applicable to these therapeutic and diagnostic products, we believe these components are often used for the life of a product, as evidenced by our high customer retention rates. We are focused on developing and fostering long-term relationships with our customers, which has resulted in increased purchasing volumes from our customers over time.

Industry-Leading Delivery Time for Custom Products

Our operations, built upon our proprietary manufacturing processes developed over 30 years, enable adaptable, versatile, and rapid production of complex chemical formulations. Our production process is designed to handle diverse inputs in volume and product type, allowing us to deliver custom, made-to-order products for our clients across the life sciences industry. We seek to collaborate with our customers to gain visibility into their product development and purchasing requirements and are positioned to react quickly to meet their needs. Due to our expertise in raw materials sourcing, product creation, chemical formulation, and quality control, we are typically able to move a new custom product into production in a matter of weeks from order receipt. In addition, we can provide custom solutions at low minimum volumes and increase in scale by up to 100-fold within the same production environment. This means our customers can receive their products in weeks rather than months compared to other suppliers operating in traditional production environments. In 2025, we shipped approximately 79% of our custom RUO products fewer than three weeks from order placement.

For the year ended December 31, 2025, only two of our suppliers individually each made up 10% or more of our total inventory purchases, and these suppliers comprised 56% of our total inventory purchases in the aggregate. One of these suppliers, a distributor, accounted for 31% of total inventory purchases and the other supplier accounted for 25% of total inventory purchases. For the year ended December 31, 2024, two of our suppliers each made up 10% or more of our total inventory purchases, and these suppliers comprised 49% of our total inventory purchases in the aggregate. One of these suppliers, a distributor, accounted for 38% of our total inventory purchases and the other supplier accounted for 11% of total inventory purchases, respectively.

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

A report by Fletcher Spaght, commissioned for us and dated October 6, 2020, predicts that, compared to spending during phase 1 clinical trials, average spend by customers developing cell and gene therapies increases by 1.4 times during phase 2 trials, 3.2 times during phase 3 trials and 29.8 times during commercial production, following FDA approval. Our data shows that in calendar year 2025, of our approximately 95 customers purchasing more than $5,000 annually and active in cell and gene therapy development, which includes mRNA, 49% of them purchased $5,000 or more annually of only catalog products from us, 20% purchased $5,000 or more annually of catalog and custom products, and 31% purchased $5,000 or more annually of catalog, custom, and GMP-grade products. We therefore believe our customers will spend more with us over time as cell and gene therapies move through the FDA approval process and they purchase more custom RUO- and GMP-grade products. Combined with our existing strengths and planned investments in areas valued by developers of cell and gene therapies, which we discuss elsewhere in this Annual Report on Form 10-K, we therefore aim to significantly increase our overall revenue from sales to customers active in cell and gene therapy in the years ahead.

Experienced Leadership and Talented Workforce

Our senior management team has deep experience across the life sciences, diagnostics, and biopharmaceutical market segments. Our senior management team has served in numerous leadership roles at both large, multinational organizations and small growth companies. Our employees provide tailored support, guidance, and service for our customers. We believe the quality and experience of our personnel is critical to our ability to maintain collaborative, long-standing relationships with our customers.

Our Markets

We participate in multiple market segments, because customers use our products across the life sciences industry, including in areas like cell and gene therapy research, development, and production. We believe our prospects for growth will also benefit from developments in other fields, including the validation of mRNA and their possible use in therapies, continued significant investment in liquid biopsy, and growing interest in molecular diagnostics and genomics. Within these market segments, we have benefited from and expect to continue to benefit from favorable industry preferences for customized products, high quality, and short turnaround times. Among the key factors underpinning the long-term attractiveness of our market opportunity are the expansion of cell and gene therapy, the development and deployment of mRNA therapies, and the growing acceptance of molecular diagnostics and genomics.

The following are some of the other factors benefiting our core markets:

▪
Research and Development Funding. Although investment in certain sectors, such as early-stage biopharma organizations, was lower in calendar year 2025 compared to calendar year 2024, it was higher compared to calendar years 2023 and 2022. As such, we believe that R&D spending in the life sciences will continue to grow in the long-term, as it has in the past. As a supplier of critical reagents that enable the discovery, development, and production of biopharmaceutical products such as drug therapies, novel vaccines, and molecular diagnostics, we expect to benefit from investment in R&D over time.
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

In addition to opportunities in our core markets, we believe there are additional factors that will drive long-term growth including:

Cell and Gene Therapy

As a supplier to approximately 95 leading cell and gene therapy organizations, which includes mRNA, we are well positioned to benefit from long-term growth in this market through our high quality, custom, and made-to-order products. Factors driving this long-term growth will include, we believe, an increasing incidence of previously untreatable cancers and other chronic diseases, a corresponding rise in the number of clinical trials, and FDA approvals of cell and gene therapy products.

We support the development of these therapies by providing customer-specified chemical formulations for bioprocessing, scale-up, and commercialization. Our products are used early in the product development cycle. We believe our product portfolio and our expertise in custom formulations allow us to work closely with our customers at the early stages of product development to optimize manufacturing processes for their particular therapies, and then to scale as their production needs evolve. Therefore, we are able to play an integral role in therapeutic development and, ultimately, commercialization. We believe that because our products are often customized for a specific therapy and then validated, it is unlikely these customers would switch suppliers once their therapies enter clinical trials. For the year ended December 31, 2025, approximately 24% of our total revenue was from cell and gene therapy customers.

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

Growth in Molecular Diagnostics and Genomics Markets

According to third-party research, the global molecular diagnostics market was estimated to have been at $31.9 billion in 2025 and is projected to reach $81.6 billion by 2032, while the global genomics market is expected to grow from an estimated $21.8 billion in 2025 to $72.5 billion by 2033. We expect this growth to continue to drive demand for our research- and clinical- grade reagents in the long-term because diagnostics and genomic market leaders use our formulations as critical components in their manufacturing processes and saleable kits. For example, synthetic biology, enzyme, and antibody manufacturers often use our bacterial cell culture media and related cell lysis and purification buffers to produce their cell lines or proteins of interest. A number of our customers in the life science tools and molecular diagnostic market segments, such as spatial transcriptomics, single cell sequencing, and liquid biopsy, use our molecular biology reagents as critical subcomponents in the kits they sell to their end users.

Our Strategy

Our goal is to provide our customers the products necessary to accelerate their therapeutic and diagnostic development efforts, from basic research to commercialization of therapies that improve human health. The key elements of our business strategy to achieve this goal include:

Increase Integration of Our Products into Our Customers’ Workflows

Building lasting relationships and embedding our products within our customers’ key workflows are at the core of our strategy. During the early stages of product development, we manufacture formulations specified by our customers to aid in the optimization of therapeutic or diagnostic production processes. Our customers validate these custom-made research and GMP-grade components into their production processes, and because of the extensive validation required for customers' therapeutic and diagnostic products, we believe these components are often used for the life of a product, as evidenced by our customer retention rates. As customers move from catalog to custom and, ultimately, to clinical production, their total expenditure increases. Based on our sales data from 2025, customers who purchased our custom products spent approximately 25 times more on average per account with us than those who solely purchased catalog products. Over the same period, our customers who purchased our GMP-grade products, purchased 44 times more per account with us than those who solely purchased catalog products and approximately 2 times more than those who purchased catalog and custom research-grade products. These purchase multiples by account type fluctuate from year-to-year based on mix of customers and market conditions. In 2025, of customers who purchased $5,000 or more from us, 77% purchased catalog products, 14% also purchased custom products, and 9% also purchased GMP-grade products. We aim to increase the proportion of our customers purchasing custom products and GMP-grade in addition to catalog products by building lasting relationships and embedding our products within our customers’ key workflows as our customers’ product development matures.

Provide Superior Customer Service Through Operational Excellence

We are committed to providing superior customer service and fulfilling the expectations of our customers by making the investments required to perpetuate our operational excellence. We have extended our rapid custom production capability by further investing in automation, facilities, and operating infrastructure to substantially increase the manufacturing capacity at our facilities, improve operating efficiency, and reduce turnaround time for our custom research and GMP-grade products. We believe these investments position us for future growth by allowing us to continue to exceed our customers’ expectations in quality and turnaround time and enabling us to maintain lasting relationships with our customers as they advance their products through key phases of product development. In 2025, we shipped approximately 89% of our catalog RUO products a week or less from order placement.

Selective Geographic Expansion and Strategic Partnership Development

In 2025, revenue from sales to customers in the U.S. represented 94.4% of our total revenue. We believe a substantial opportunity exists to expand our geographic reach into markets outside of the U.S. that offer strong long-term growth potential, including select markets in Europe. Based on our knowledge of the industry, we believe the local supply base in Europe is not able to produce customer-specified formulations with the diversity and scale necessary to satisfy the corresponding demand, with the short turnaround times customers expect. Accordingly, in the medium to long term, we plan to broaden our addressable market and expand our customer base by pursuing one or more of the following strategies: (i) establishing new relationships with distribution partners in Europe; (ii) supporting the development of localized manufacturing capabilities; and (iii) acquiring existing operating businesses.

We may also explore partnerships, collaborations, or acquisitions in both existing and adjacent market segments within or outside the U.S. to add complementary capabilities, expand our product offerings, and accelerate entry into new markets and locations domestically. These initiatives may involve developing and strengthening relationships with distributors, resellers, and other channel partners, and investing in marketing support to enhance partner productivity and market reach. However, there can be no assurance that we will be successful in identifying, negotiating, or integrating such opportunities, or that any such relationships or acquisitions will result in increased revenue or market share.

Competition

We operate in a highly competitive environment with a diverse base of competitors, many of whom focus on specific regions, products and/or customer segments. Many of the companies selling or developing competitive products, which in some cases are also large customers of ours, have greater financial, personnel, R&D, manufacturing, and marketing resources than we do. We also compete with other smaller, niche competitors and specialized companies that focus on certain areas of the life sciences market, although we believe they lack the critical infrastructure and rigorous quality systems in which we have invested in since our initial public offering in 2021. A portion of our target customers have established in-house production capabilities to manufacture products that are substantially similar to our products. In-house production may be perceived to be a less costly or more desirable alternative to purchasing our products for some customers due to prior investments in production infrastructure and workforce.

Our Lab Essentials and Clinical Solutions products compete, based on turnaround time, performance, and quality, with products offered by numerous large, established life science companies such as Thermo Fisher, Millipore (Merck KGaA), Cytiva (Danaher), and Hardy Diagnostics, as well as smaller, companies such as GeminiBio, Boston BioProducts, and Biologos. We are differentiated by our ability to offer customer-specified RUO and GMP formulations with short turnaround times in volumes and product characteristics matching customer needs, our Teknova brand reputation established over 30 years, and our technical expertise.

Government Regulation

We market the products we manufacture as ancillary reagents and materials that our customers can use for research purposes or in the further manufacture of their products, which may include therapies, vaccines, and molecular diagnostics. As ancillary reagents and materials, our products are not subject to regulation under the U.S.

“Federal Food, Drug and Cosmetic Act”, and therefore none of our current products are registered with the FDA. We do not make any claims related to the safety, effectiveness, or diagnostic utility of any of our products because they are not intended for clinical, therapeutic, or diagnostic use, but only as components in these applications.

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

Human Capital

As of December 31, 2025, we had 158 employees, all of which were full-time. This includes 88 employees in our operations organization, 45 in administrative functions, 15 in sales and marketing and 10 in engineering and research and development. None of our employees are represented by a labor union or are subject to a collective bargaining agreement.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and motivating our existing and future employees. The principal purposes of our equity incentive plans are to attract, retain, and motivate selected employees, consultants, and directors through the granting of stock-based compensation awards.

Facilities

Our headquarters are located in Hollister, California, where we lease approximately 190,000 square feet of commercial, office, manufacturing, and warehouse space at five separate locations in the same vicinity, which we refer to collectively as our Hollister campus. Our Hollister campus includes dedicated space for us to carry out product formulation, dispensing, packaging, and quality control of our products, including approximately 12,500 square feet of clean room space. Space used to store our finished goods inventory, ship our products, and house our engineering and quality departments is also located at our Hollister campus, along with a receiving warehouse and raw materials storage. Our management offices, labs, engineering, and customer service groups are also located at the Hollister campus.

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

We have incurred operating losses in the past, may incur operating losses in the future and may never achieve or maintain profitability. For the years ending December 31, 2025 and 2024, we incurred net losses of $17.3 million and $26.7 million, respectively. We have incurred and will continue to incur costs in connection with legal, accounting, and other administrative expenses related to operating as a public company and we expect that our operating expenses will increase modestly with the growth of our business. Since our inception, we have financed our operations primarily through revenue from our products, the sale of our equity securities, and debt. While our revenue has generally grown over the last several years, including 2025 compared to 2024, it decreased in 2023 compared to 2022. If our revenue declines or fails to grow at a rate sufficient to offset our operating expenses, we will not be able to achieve and maintain profitability in future periods. We may never be able to generate sufficient revenue to achieve or maintain profitability, and our more recent growth and historical profitability should not be considered predictive of our future performance.

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

Our quarterly and annual operating results may fluctuate significantly, making them difficult to predict. These fluctuations may not fully reflect the underlying performance of our business. They may occur due to a variety of factors, including, but not limited to:

▪
changes in capital market investment in or governmental and academic funding of, life sciences research and development or changes that impact the budgets and budget cycles of our customers;
▪
demand from our largest customers may not meet our expectations regarding volume and price in any given time period;
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
▪
the volume, pricing, and mix of the products and services we sell or changes in the production or sales costs related to our offerings;
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

We have invested a significant amount of capital in our manufacturing facilities. We may not realize some or all of the anticipated benefits of this investment in the time frame anticipated, or at all.

We have invested a significant amount of capital in our manufacturing facilities in both equipment and infrastructure to substantially increase the effective manufacturing capacity at our facilities, improve operating efficiency through the use of automation, and reduce delivery time for our custom Lab Essentials and Clinical Solutions products. Our ability to increase our manufacturing capacity is dependent upon a number of uncertainties inherent in all new manufacturing operations, including but not limited to ongoing compliance with regulatory requirements and the pace of bringing production equipment and processes online with the capability to manufacture high-quality products at scale. If we experience any problems or delays in meeting our projected timelines for expansion of operating capacity or efficiency, if the actual production capacity yielded by our recent expansion efforts does not meet our projections, or if additional investment is needed, our business, financial condition, results of operations, cash flows, and prospects may suffer.

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

The success of our business depends primarily on the number and size of purchases from these customers. Research and development spending by our customers and the availability of government and academic research funding of, or capital markets investment in, life sciences research and development can fluctuate due to changes in available resources, mergers of pharmaceutical and biotechnology companies, spending priorities, general economic conditions and institutional and governmental budgetary policies. Changes in capital markets investment in or governmental and academic funding of, life sciences research and development, or overall reductions in healthcare spending, could negatively impact us or our customers and, consequently, our sales to them. A substantial majority of our sales are made on a purchase order basis, which permits our customers to cancel, change, or delay their product purchase commitments with little or no notice to us and often without penalty to them. Changes in the number of orders received and filled can cause fluctuations in our quarterly revenue and earnings.

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

Our future success depends on our ability to maintain these relationships, to increase our penetration among these existing customers and to establish new relationships. We engage in conversations with other companies and institutions regarding potential commercial opportunities on an ongoing basis, which can be time-consuming. There is no assurance that any of these conversations will result in a commercial agreement, or if an agreement is reached, that the resulting relationship will be successful. Speculation in the industry about our existing or potential commercial relationships can be a catalyst for adverse speculation about us, our products, and our capabilities, which can adversely affect our reputation and our business. In addition, if our customers order our products but fail to pay on time or at all, our liquidity, financial condition, results of operations, cash flows, and prospects could be materially and adversely affected.

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

Our operations depend upon our ability to obtain raw materials at reasonable prices. If we are unable to obtain the materials we need at reasonable prices, whether due to inflation in the broader economy, supply chain disruptions, tariffs, or other factors, we may not be able to produce certain of our products at marketable prices or at all, which could have a material adverse effect on our results of operations. Certain of our raw materials are sourced from a limited number of suppliers. For each of the years ended December 31, 2025 and 2024, purchases from suppliers making up 10% or more of our total inventory purchases represented 56% and 49% of total inventory purchases, respectively. However, we note that one of these suppliers is a distributor that sells products on behalf of a diversified supply chain where purchases from this supplier made up 31% and 38% of our total inventory purchases for the years ended December 31, 2025 and 2024, respectively. Delays or difficulties in securing these raw materials or other laboratory materials could result in an interruption in our production operations if we cannot obtain an acceptable substitute. Any such interruption could significantly affect our business, financial condition, results of operations, cash flows, and prospects.

Although we believe that we have stable relationships with our existing suppliers, we cannot ensure that we will be able to secure a stable supply of raw materials going forward. Our suppliers may not be able to keep up with our pace of growth or may reduce or cease their supply of raw materials to us at any time. While we may identify other suppliers, raw materials we purchase from those replacement suppliers may require us to alter our production operations or perform extensive validations, which may be time-consuming and expensive. In addition, we cannot assure you that our suppliers have obtained and will be able to obtain or maintain all licenses, permits, and approvals necessary for their operations or comply with all applicable laws and regulations, and the failure to do so by them may lead to interruption in their business operations, which in turn may result in shortages of raw materials supplied to us. Some of our suppliers are based overseas and therefore may need to maintain export or import licenses. If the supply of raw materials is interrupted, our business, financial condition, results of operations, cash flows, and prospects may be adversely affected.

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

Natural disasters (including earthquakes, fire, and drought), geopolitical unrest, war, terrorism, public health issues, or other catastrophic events, some possibly related to the increasing effects of climate change, could disrupt the supply, production, delivery, or demand of our products, which could negatively affect our operations and performance.

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

Because we rely heavily on third-party package delivery services, a significant disruption in these services, damages or losses sustained during shipping or significant increases in prices could adversely affect our business, financial condition, results of operations, cash flows, and prospects.

We ship a significant portion of our products to our customers through independent package delivery companies, such as FedEx, UPS, and FedEx Freight. If one or more of these third-party package delivery providers were to experience a significant service disruption, preventing our products from being delivered in a timely fashion or causing us to incur additional shipping costs we could not pass on to our customers, our costs could increase and our relationships with certain of our customers could be adversely affected. In addition, if one or more of these third-party package delivery providers were to increase prices, and we were not able to find comparable alternatives or make adjustments to our delivery network, our business could be adversely affected. Furthermore, if one or more of these third-party package delivery providers were to experience performance problems or other difficulties, it could negatively impact our operating results and our customers’ experience. In the past, some of our products have sustained serious damage in transit such that they were no longer usable. Although we have taken steps to improve our packaging and shipping containers, there is no guarantee our products will not become damaged or lost in transit in the future. If our products are damaged or lost in transit, it may result in a substantial delay in the fulfillment of our customers' orders and, depending on the type and extent of the damage, it may result in a substantial financial loss. If our products are not delivered in a timely, cost-effective fashion, or are damaged or lost during the delivery process, our customers could become dissatisfied and cease using our products, which would adversely affect our business, financial condition, results of operations, cash flows, and prospects.

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

In addition, at times, we have relied on and may again utilize consultants to assist us in developing and implementing commercial, engineering and operational advancements. Our consultants and advisors may be contracted by companies other than ours and therefore may have commitments that may limit their availability to us.

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
▪
our distributors or collaborators may experience operational disruptions or financial difficulties; and
▪
business combinations or significant changes in a collaborator’s business strategy may adversely affect a collaborator’s willingness or ability to complete its obligations under any arrangement.

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

Despite the implementation of security measures, our internal computer systems and those of our suppliers, customers, and contractors, are vulnerable to damage from computer viruses and unauthorized access. We and our suppliers, including security and infrastructure suppliers, manage and maintain our data using a combination of on-site systems and cloud-based data centers. We face a number of risks related to protecting information, including inappropriate use or disclosure, unauthorized access or acquisition, or inappropriate modification of information. Cyberattacks are increasing in their frequency, sophistication, and intensity and have become increasingly difficult to detect. Cyberattacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering, and other means to affect service reliability and threaten the confidentiality, integrity, and availability of information. Cyberattacks also could include phishing attempts or e-mail fraud to cause unauthorized payments or information to be transmitted to an unintended recipient, or to permit unauthorized access to systems The advancement of technologies like artificial intelligence, which malicious third parties are using to create new, sophisticated and more frequent attacks, also exacerbates cybersecurity risk. A material cyberattack or security incident could cause interruptions in our operations and could result in a material disruption of our business operations, damage to our reputation, financial condition, results of operations, cash flows, and prospects.

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

The conduct of our business is subject to various laws and regulations administered by state and local government agencies in the state of California, county of San Benito, and the city of Hollister where we manufacture our products. These laws and regulations and interpretations thereof may change, sometimes dramatically, as a result of political, economic or social events, such as the election of new officials. Changes in laws, regulations or governmental policy and the related interpretations may alter the environment in which we do business, and therefore may impact our results or increase our operating costs.

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

We and our customers’ respective business operations are and will continue to be subject to extensive laws and regulations, and assessing the applicability and relevant requirements of, and maintaining compliance with, these laws and regulations can be expensive and time-consuming.

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

Establishing policies, procedures, and monitoring and oversight with consideration of both legal requirements and industry best practices in these areas are costly and time-consuming. Defending against any actions for non-compliance of such laws can also be costly, time-consuming, and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.

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

We may be required to record a significant charge to earnings if our intangible or long-lived assets, or other investments become impaired.

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

As of December 31, 2025, intangible assets represented approximately 12% of our total assets. In the future we may acquire other businesses, products, or technologies as well as pursue strategic alliances, join ventures, technology licenses, or investments in complementary businesses, resulting in goodwill and other intangible assets. If we determine that there has been impairment, our financial results for the relevant period would be reduced by the amount of the impairment, net of tax effects, if any. We may be required in the future to record charges to earnings if our intangible or long-lived assets, or other investments become impaired. Any such charge would adversely impact our financial results.

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

As of December 31, 2025, we had $90.3 million of U.S. federal and $81.2 million of state net operating loss carryforwards (NOLs) available to reduce taxable income in future years. Our ability to utilize those NOLs may be limited based on our operating performance and tax laws in effect at the time of the proposed use. Under the Tax Cuts and Jobs Act (the Tax Act), as modified by the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), federal NOLs incurred in taxable years beginning after December 31, 2019, may be carried forward indefinitely, but the deductibility of such federal NOLs in taxable years beginning after December 31, 2022, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act.

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

In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence, including our past operating results, and our forecast of future earnings, future taxable income and prudent and feasible tax planning strategies. The assumptions utilized in determining future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying business. Actual operating results in future years could differ from our current assumptions, judgments and estimates. For the year ended December 31, 2025, we recorded a net increase in valuation allowances of $4.5 million comprised primarily of additional valuation allowance on certain operating losses being carried forward which are not expected to be realizable.

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

Although we do not currently own any issued patents covering our proprietary products or manufacturing processes, we may in the future file patent applications or acquire or license intellectual property rights, including patents and patent applications. The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner or in all jurisdictions where protection may be commercially advantageous. It is also possible that we may fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. In addition, we or our collaborators may only pursue, obtain, or maintain patent protection in a limited number of countries. Even if patents do successfully issue, such patents may not adequately protect our intellectual property, provide exclusivity for our current or future product and service offerings, prevent others from designing around our claims, or otherwise provide us with a competitive advantage.

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

Enforcing a claim that a third party illegally obtained or is using any of our trade secrets is expensive and time-consuming, and the outcome is unpredictable. We may not have adequate remedies in the event of unauthorized use or disclosure of our trade secrets or other proprietary information in the case of a breach of any such agreements, and our trade secrets and other proprietary information could be disclosed to third parties, including our competitors. Many of our partners also collaborate with our competitors and other third parties. The disclosure of our trade secrets to our competitors, or more broadly, would impair our competitive position and may materially harm our business, financial condition, results of operations, cash flows, and prospects. Costly and time-consuming litigation could be necessary to determine the scope of and enforce our rights, and failure to maintain trade-secret protection could adversely affect our competitive business position. The enforceability of confidentiality agreements may vary from jurisdiction to jurisdiction. Courts outside the U.S. are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop substantially equivalent or superior knowledge, methods, and know-how, and the existence of our own trade secrets affords no protection against such independent discovery.

If we are sued for infringing, misappropriating, or otherwise violating intellectual property rights of third parties, such litigation could be costly and time-consuming and could prevent or delay us from developing or commercializing our current or future products.

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

The life sciences industry has produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our products or methods of use either do not infringe the patent claims of the relevant patent and/or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity, in particular, is difficult since it requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Third parties have, and may in the future have, U.S. and non-U.S. issued patents and pending patent applications that may cover our current or future products. Such a third party may claim that we or our manufacturing or commercialization partners are using inventions covered by the third party’s patent rights and may go to court or a tribunal to stop us from engaging in our normal operations and activities, including making or selling our current or future products. If any of these patent rights were asserted against us, we believe that we may have defenses against any such action, including that such patents would not be infringed by our current or future products and/or that such patents are not valid. However, if any such patent rights were to be asserted against us and our defenses to such assertion were unsuccessful, unless we obtain a license to the patents concerned, we could be liable for damages, which could be significant and include treble damages and attorneys’ fees if we are found to have willfully infringed. We could also be precluded from commercializing any future products that were ultimately held to infringe such patents, all of which could have a material adverse effect on our business, financial condition, results of operations, cash flows, and prospects.

If we are found to infringe the patent rights of a third party, or in order to avoid potential claims, we or our collaborators may choose or be required to seek a license from a third party and be required to pay license fees or royalties or both. These licenses may not be available on reasonable terms, or at all. In particular, any of our competitors that control intellectual property that we are found to infringe may be unwilling to provide us a license under any terms. Even if we or our collaborators were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be prevented from commercializing a product or be forced to cease some aspect of our business operations, if, as a result of actual or threatened patent infringement claims, we or our collaborators are unable to enter into licenses on acceptable terms. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent. Further, if a patent infringement suit is brought against us or our third-party service providers and if we are unable to successfully obtain rights to required third-party intellectual property, we may be required to expend significant time and resources to redesign our current or future products, or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis, and may delay or require us to abandon our development, manufacturing or sales activities relating to our current or future products. A finding of infringement could prevent us from commercializing our future products or force us to cease some of our business operations, which could harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, cash flows, and prospects.

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

We may need or may choose to obtain licenses from third parties to allow commercialization of our current or future products, and we cannot provide any assurances that we would be able to do so.

We may need or may choose to obtain licenses from third parties to allow commercialization of our current or future products, and we cannot provide any assurances that third-party patents do not exist that might be enforced against our current or future products in the absence of such a license. We may fail to obtain any of these licenses on commercially reasonable terms, if at all. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. If we could not obtain a license, we may be required to expend significant time and resources to develop or license replacement technology. If we are unable to do so, we may be unable to develop or commercialize the affected products, which could materially harm our business. The third parties owning such intellectual property rights could also seek either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation.

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

THP controls approximately 70.4% of the voting power of our outstanding common stock, which means that THP can control the vote of all matters submitted to a vote of our stockholders. This control enables THP to control the election of the members of our board of directors and all other corporate decisions. In particular, for so long as THP continues to own a majority of our common stock, THP will be able to cause or prevent a change of control of us or a change in the composition of our board of directors and could preclude any unsolicited acquisition of us. Pursuant to our investors’ rights agreement and our amended and restated certificate of incorporation, THP has certain rights, and the ability to take certain actions, that are not otherwise available to all stockholders. For example, our investors’ rights agreement provides THP the right, subject to certain conditions, to demand that we file a registration statement or request that their shares of our common stock be covered by a registration statement that we are otherwise filing. In addition, until such time as THP first ceases to own greater than 50% of the outstanding voting power of our common stock, our amended and restated certificate of incorporation effectively provides THP with the ability to fill vacancies on the board, remove directors (with or without cause), call a special meeting of our stockholders, amend our certificate of incorporation (subject to approval of our board of directors) and amend our bylaws. Even when THP ceases to control a majority of the total voting power, for so long as THP continues to own a significant percentage of our common stock, THP will still be able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval. Accordingly, for such period of time, THP will have significant influence with respect to our management, business plans, and policies. The concentration of ownership and availability of the foregoing rights could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of us and ultimately might affect the market price of our common stock.

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

THP controls a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of Nasdaq. Under these corporate governance standards, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. For example, controlled companies:

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

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We have invested and intend to continue to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of our management’s time and attention from revenue-generating activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us, which could have a material adverse effect on our business, financial condition, results of operations, cash flows, and prospects.

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
▪
provide that, at any time after THP first ceases to beneficially own more than 50% in voting power of the outstanding shares of our common stock entitled to vote generally in the election of directors (the THP Trigger Event), directors may only be removed for cause, and only by the affirmative vote of holders of at least 66-2/3% in voting power of all the then-outstanding shares of our stock entitled to vote thereon, voting together as a single class;
▪
prohibit stockholder action by written consent from and after the THP Trigger Event;
▪
provide that, at any time after the THP Trigger Event, special meetings may only be called by or at the direction of the Chairman of our board of directors, our board of directors, or our Chief Executive Officer;
▪
provide that, at any time after the THP Trigger Event, any alteration, amendment, or repeal, in whole or in part, of any provision of our bylaws by our stockholders will require the affirmative vote of the holders of at least 66-2/3% in voting power of all the then-outstanding shares of our stock entitled to vote thereon, voting together as a single class; and
▪
establish advance notice requirements for nominations for elections to our board of directors and for proposing matters that can be acted upon by stockholders at stockholder meetings.

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

A significant portion of our total outstanding shares of common stock are available for immediate resale and may be sold into the market. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock.

As of December 31, 2025, we have 53,562,154 shares of common stock outstanding, all of which are freely tradeable although a substantial portion of such shares are held by directors, executive officers, and other affiliates and are subject to certain limitations under Rule 144 of the Securities Act.

The market price of our stock could decline if the holders of a large number of shares of our common stock sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of common stock or other securities. In addition, shares of our common stock that are issued pursuant to our equity incentive plans and our Employee Stock Purchase Plan (ESPP) will become eligible for sale in the public market, subject to provisions relating to various vesting agreements, lock-up agreements, and Rule 144, as applicable.

As of December 31, 2025, there were 308,449, 1,321,054 and 3,687,459 shares of common stock reserved for issuance pursuant to outstanding stock option awards under the 2016 Stock Plan, as amended, the 2020 Equity Incentive Plan, as amended, and the 2021 Equity Incentive Plan (2021 Plan), respectively. In addition, the 2021 Plan and the ESPP provide for annual automatic increases in the number of shares reserved thereunder. No new shares became available for issuance under either the 2021 Plan or ESPP in 2026. In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to you.

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

Governance

Teknova’s Vice President of Information Systems and Architecture (VP of IT) manages a team responsible for leading enterprise-wide strategy, policy, standards, architecture, processes, and risk assessment related to information security and data protection, including data privacy and network security (our Cybersecurity Program). The VP of IT has served in various roles in information technology and information security, along with other members of the IT department. The VP of IT reports directly to our Chief Executive Officer and provides periodic reporting on our Cybersecurity Program to our senior management team, our board of directors, and the audit committee of our board of directors.

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

As of the date of this Annual Report on Form 10-K, we are not aware of any risks from cybersecurity threats, including as a result of any cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition. For information regarding cybersecurity risks that may materially affect our Company, see the risk factor titled “Our internal computer systems, or those of our suppliers, customers, or contractors, have been and may in the future be subject to cyberattacks or security breaches, which could result in a material disruption of our business or otherwise adversely affect our business, financial condition, results of operations, cash flows, and prospects.” under “Risk Factors” in Part I, Item 1A. to this Annual Report on Form 10-K.

Item 2. Properties.

See Item 1. “Business – Facilities” for specific information about our commercial, office, manufacturing, and warehouse space.

Item 3. Legal Proceedings.

We are not a party to any material legal proceedings at this time. From time to time, we may become involved in various legal proceedings that arise in the ordinary course of business. For example, we may in the future become involved in legal proceedings relating to customers, employees, suppliers, competitors, government agencies, or others. We will evaluate any claims and lawsuits with respect to their potential merits, our potential defenses and counter claims, and the expected effect on us of defending the claims and a potential adverse result. However, the results of any litigation, investigation, or other legal proceedings are inherently unpredictable and potentially expensive. Any claims against us, whether meritorious or not, could be time-consuming, result in costly litigation, damage our reputation, require significant amounts of management time, and divert significant resources. If any legal proceedings were to be determined adversely to us, or we were to enter into a settlement arrangement, we could be exposed to monetary damages or limits on our ability to operate our business, which could have an adverse effect on our business, financial condition, and operating results. Information pertaining to loss contingencies, including those arising out of potential legal liabilities and related matters, are described in Item 8, "Financial Statements and Supplementary Data - Note 15. Contingencies,” and incorporated by reference herein.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock is listed on the Nasdaq Global Market under the symbol “TKNO”.

Holders

On February 27, 2026, we had 8 holders of record of our common stock.

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

Overview

Since our founding in 1996, we have been producing critical reagents for the discovery, development, and commercialization of novel therapies, vaccines, and molecular diagnostics. Our more than 3,000 customers span the entire continuum of the life sciences market, including leading pharmaceutical and biotechnology companies, contract development and manufacturing organizations, in vitro diagnostics franchises, and academic and government research institutions. Our Company is built around our knowledge, methods, and know-how in our proprietary manufacturing processes, which are highly adaptable and configurable. These proprietary processes enable us to manufacture and deliver high-quality, custom, made-to-order products with short turnaround times and at scale, across all stages of our customers’ product development, from early research through commercialization.

We have two primary product categories: Lab Essentials; and Clinical Solutions. Our products cross all stages of development, from early research through commercialization. We offer three primary product types: (i) pre-poured media plates for cell growth and cloning; (ii) liquid microbial culture media and supplements for cellular expansion; and (iii) molecular biology reagents for sample manipulation, resuspension, and purification. Our liquid cell culture media and supplements and molecular biology reagents are available in both of our two primary product categories; pre-poured media plates are available in our Lab Essentials category only.

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

We generated revenue of $40.5 million in 2025, which represents an increase of $2.8 million as compared to $37.7 million in 2024. In 2025 and 2024, only 5.6% and 4.8%, respectively, of our revenue was generated from customers located outside of the U.S. Our sales outside of the U.S. are denominated in U.S. dollars. We primarily generate sales through direct channels and a small salesforce, however, some of our sales are generated through distributors.

We had an operating loss of $17.0 million in 2025 compared to $26.1 million in 2024. While our expenses may fluctuate over the short term, we expect our expenses will increase in future periods, but at a slower rate, in connection with our ongoing activities as we:

•
attract, hire, and retain qualified personnel;
▪
invest in processes and infrastructure to improve operating efficiency and expand capacity at our facilities, including the ramp up of our new warehouse and distribution facility;

▪
build our brand awareness and market presence through targeted marketing initiatives, strategic partnerships, and expanded sales efforts; and
▪
increase investment in selling and marketing activities to drive customer acquisition, strengthen channel relationships, and support revenue growth across existing and new markets.

Key Developments

•
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

Impact of Broader Economic Trends on Our Business

We continue to closely monitor economic uncertainty in the U.S. and abroad. General inflation in the U.S. rose in recent years to levels not experienced in recent decades. While the rate of inflation moderated in 2024, general inflation, including rising prices for our raw materials and other inputs, tariffs, as well as rising salaries and other expenses, can negatively impact our business by increasing our cost of sales and operating expenses. Inflation, together with uncertainty regarding future interest rate changes, and broader macroeconomic uncertainty, may cause our customers to reduce, delay, or cancel orders for our goods and services, thereby causing a decrease in or change in the timing of sales of our products and services. We cannot predict the impact of future inflation and interest rate changes on the results of our operations. Furthermore, changes to tariff and related international trade policy that began in 2025 has created uncertainty about the broader economy and our business. For further information regarding the impact of these economic factors on us, please see Item 1A., “Risk Factors” in this report, which is incorporated herein by reference.

Results of Operations

The following tables set forth our results of operations for the years ended December 31, 2025 and 2024 (dollars in thousands):

	For the Year Ended December 31,
	2025	2024	$ Change	% Change
Revenue	$40,520	$37,745	$2,775	7.4%
Cost of sales	27,079	30,514	(3,435)	(11.3)%
Gross profit	13,441	7,231	6,210	85.9%
Operating expenses:
Research and development	2,197	2,759	(562)	(20.4)%
Sales and marketing	6,754	6,320	434	6.9%
General and administrative	20,318	23,150	(2,832)	(12.2)%
Amortization of intangible assets	1,148	1,148	—	—
Total operating expenses	30,417	33,377	(2,960)	(8.9)%
Loss from operations	(16,976)	(26,146)	9,170	(35.1)%
Other expenses, net
Interest expense, net	(710)	(687)	(23)	3.3%
Other adjustment to loan exit fee	485	—	485	100.0%
Total other expenses, net	(225)	(687)	462	(67.2)%
Loss before income taxes	(17,201)	(26,833)	9,632	(35.9)%
Provision for (benefit from) income taxes	58	(88)	146	(165.9)%
Net loss	$(17,259)	$(26,745)	$9,486	(35.5)%

Revenue

Our revenue disaggregated by product category, for the years ended December 31, 2025 and 2024 was as follows (dollars in thousands):

	For the Year Ended December 31,
	2025	2024	$ Change	% Change
Lab Essentials	$31,044	$28,883	$2,161	7.5%
Clinical Solutions	7,650	7,097	553	7.8%
Other	1,826	1,765	61	3.5%
Total revenue	$40,520	$37,745	$2,775	7.4%

Total revenue was $40.5 million in 2025, an increase of $2.8 million, or 7.4%, compared with $37.7 million in 2024.

Lab Essentials revenue was $31.0 million in 2025, an increase of $2.2 million, or 7.5%, compared with $28.9 million in 2024. The increase in Lab Essentials revenue was attributable to an increased number of customers, partially offset by lower average revenue per customer.

Clinical Solutions revenue was $7.7 million in 2025, an increase of $0.6 million, or 7.8%, compared with $7.1 million in 2024. The increase in Clinical Solutions revenue was attributable to an increased number of customers, partially offset by lower average revenue per customer.

Our revenue disaggregated by geographic region, which is determined based on customer location, for the years ended December 31, 2025 and 2024, was as follows (dollars in thousands):

	For the Year Ended December 31,
	2025	2024	$ Change	% Change
United States	$38,249	$35,919	$2,330	6.5%
International	2,271	1,826	445	24.4%
Total revenue	$40,520	$37,745	$2,775	7.4%

Revenue from sales to customers in the U.S. was $38.2 million in 2025, and $35.9 million in 2024. Revenue from U.S. sales was consistent year over year, representing 94.4% and 95.2% of our total revenue in 2025 and 2024, respectively.

Revenue from sales to customers in markets outside of the U.S. was $2.3 million in 2025, and $1.8 million in 2024. Revenue from international sales was also consistent year over year, representing 5.6% and 4.8% of our total revenue in 2025 and 2024, respectively. Revenue from sales to customers in markets outside of the U.S. was primarily derived from the United Kingdom, Canada, and Singapore in both 2025 and 2024.

Gross profit

Our gross profit for the years ended December 31, 2025 and 2024 was as follows (dollars in thousands):

	For the Year Ended December 31,
	2025	2024	$ Change	% Change
Cost of sales	$27,079	$30,514	$(3,435)	(11.3)%
Gross profit	13,441	7,231	6,210	85.9%
Gross profit %	33.2%	19.2%

Gross profit percentage was 33.2% in 2025, and 19.2% in 2024. The increase was primarily driven by $2.8 million of non-recurring and non-cash charges during 2024 related to the disposal of expired inventory and write down of excess inventory. Excluding those non-recurring and non-cash charges, gross profit would have been $10.0 million and gross profit percentage would have been 26.5%, respectively, in the year ended December 31, 2024. The improvement in gross profit percentage from 26.5% to 33.2% was primarily driven by higher revenue and manufacturing efficiency gains.

Operating expenses

Our operating expenses for the years ended December 31, 2025 and 2024 were as follows (dollars in thousands):

	For the Year Ended December 31,
	2025	2024	$ Change	% Change
Research and development	$2,197	$2,759	$(562)	(20.4)%
Sales and marketing	6,754	6,320	434	6.9%
General and administrative	20,318	23,150	(2,832)	(12.2)%
Amortization of intangible assets	1,148	1,148	—	—
Total operating expenses	$30,417	$33,377	$(2,960)	(8.9)%

Research and development expenses were $2.2 million in 2025 and $2.8 million in 2024. The decrease was primarily driven by lower salaries and wages resulting from the reduction in workforce that was completed in early 2024.

Sales and marketing expenses were $6.8 million in 2025 and $6.3 million in 2024. The increase was primarily driven by higher marketing costs during 2025, partially offset by lower salaries and wages resulting from the reduction in workforce that occurred in early 2024.

General and administrative expenses were $20.3 million in 2025 and $23.2 million in 2024. Excluding the non-recurring charges of $0.5 million in 2025 related to non-recurring transaction costs and $1.4 million in 2024 of which $1.3 million related to the reduction in workforce and $0.1 million loss contingency, general and administrative expenses decreased $2.1 million. The decrease was driven primarily by facility costs, insurance, freight, depreciation, and professional fees as well as lower stock-based compensation expense due to one-time costs incurred in connection with the repricing that occurred in early 2024. See “Notes to Financial Statements—Note 12. Stock-Based Compensation” for a more detailed discussion of the stock option repricing.

Amortization of intangible assets was consistent in 2025 and 2024, at $1.1 million.

Other expenses, net

Other expenses, net for the years ended December 31, 2025 and 2024 were as follows (dollars in thousands):

	For the Year Ended December 31,
	2025	2024	$ Change	% Change
Interest expense, net	$(710)	$(687)	$(23)	3.3%
Other adjustment to loan exit fee	485	—	485	100.0%
Total other expenses, net	$(225)	$(687)	$462	(67.2)%

Total other expenses, net was $0.2 million in 2025, compared to total other expenses, net of $0.7 million in 2024. The decrease in total other expense, net was primarily attributable to a $0.5 million adjustment recognized on the exit fee concurrent with the refinancing of our credit agreement in early 2025 coupled with lower interest income, largely offset by lower interest expense.

Provision for (benefit from) income taxes

Our provision for (benefit from) income taxes for the years ended December 31, 2025 and 2024 was as follows (dollars in thousands):

	For the Year Ended December 31,
	2025	2024	$ Change	% Change
Provision for (benefit from) income taxes	$58	$(88)	$146	(165.9)%
Effective tax rate	(0.3)%	0.3%

Our provision for income taxes was $0.1 million in 2025, compared to a benefit of $0.1 million in 2024. The change from benefit from income taxes to provision for income taxes was attributable to operating losses not expected to produce a benefit.

Liquidity and Capital Resources

The primary sources of financing for our operations are our (i) registered direct offering and concurrent private placement completed in September 2023 (collectively, the September 2023 Offerings), which resulted in aggregate gross proceeds of $22.9 million before deducting offering expenses of $0.4 million and the prepayment of $10.0 million of the Term Loan, and (ii) private placement completed in July 2024 (the July 2024 Offering), which resulted in aggregate gross proceeds of $15.4 million before deducting offering expenses of $0.2 million.

Our principal liquidity requirements are to fund our operations and capital expenditures. During the year ended December 31, 2025, we incurred net losses of $17.3 million. In addition, as of December 31, 2025, we had an accumulated deficit of $135.8 million and $13.2 million in borrowings outstanding under our Term Loan (defined below). As of December 31, 2025, we had $27.0 million of working capital, which included $5.9 million in cash and cash equivalents and $15.4 million in short-term investments.

On March 3, 2025, we entered into the Second Amended and Restated Credit Agreement with MidCap Financial (Midcap) Trust which provides for loan commitments in an aggregate amount of up to $28.245 million consisting of a $23.245 million senior secured term loan (Term Loan) and a $5.0 million working capital facility (Revolver). The Term Loan consists of the $12.135 million balance outstanding under the previous term loan, plus an additional $1.110 million related to the exit fee that would otherwise have been due upon closing of the Second Amended and Restated Term Loan Credit Agreement, as well as an additional tranche of $10.0 million that may become available for use in an acquisition, with MidCap’s consent. The Second Amended and Restated Credit Agreement includes minimum net revenue requirements that are measured on a trailing twelve-month basis and a minimum cash requirement throughout the term of the agreement. For example, our minimum net revenue requirement for the twelve months ending December 31, 2025, was $39.0 million. The minimum cash requirement is $8.0 million, which includes cash and cash equivalents as well as short-term investments in U.S. Treasuries. We were in compliance with our financial covenants under the terms of the Second Amended and Restated Credit Agreement as of December 31, 2025. See “Notes to Financial Statements—Note 10. Long-Term Debt, Net” for a more detailed discussion of the material terms of our Second Amended and Restated Credit Agreement.

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

As of December 31, 2025, our material cash requirements from known contractual obligations and commitments relate primarily to operating leases for our office, manufacturing, warehouse, and distribution facilities. See “Notes to Financial Statements—Note 7. Leases,” for a discussion of our lease obligations reflected on our balance sheet.

The following table sets forth, for the periods indicated, net cash flows used in operating activities, used in investing activities and provided by financing activities (in thousands):

	For the Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(8,646)	$(12,391)
Net cash provided by (used in) investing activities	10,699	(27,275)
Net cash provided by financing activities	151	14,890
Net increase (decrease) in cash and cash equivalents	$2,204	$(24,776)

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

Net cash used in operating activities was $8.6 million in 2025, which primarily consisted of net loss of $17.3 million plus net adjustments for non-cash charges of $11.3 million, offset by net changes in operating assets and liabilities of $2.7 million. The primary non-cash adjustments to net loss included $6.3 million of depreciation and amortization, $3.4 million of stock-based compensation, a $2.1 million provision for inventory, and amortization of debt financing costs of $0.2 million, partially offset by amortization of the discount on short-term investments of $0.6 million, and an adjustment to the loan exit fee of $0.5 million. The main drivers of the changes in operating assets and liabilities were a $2.4 million increase in inventories, a $0.6 million increase in prepaid expenses and other current assets, and a $0.4 million increase in accounts receivable, partially offset by a $0.5 million increase in accounts payable.

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

Investing Activities

Net cash provided by (used in) investing activities relates primarily to the purchase and maturity of short-term investments as well as capital expenditures and proceeds from the sale of any long-lived assets.

Net cash provided by investing activities was $10.7 million in 2025, which consisted of maturities of short-term investments of $29.0 million, partially offset by purchases of short-term investments of $17.2 million and purchases of property, plant, and equipment of $1.1 million.

Net cash used in investing activities was $27.3 million in 2024, which consisted of purchases of short-term investments of $30.3 million and purchases of property, plant, and equipment of $1.1 million, partially offset by maturities of short-term investments of $4.0 million and proceeds from the sale of certain long-lived assets of $0.1 million.

Financing Activities

Net cash provided by financing activities primarily relates to proceeds from our July 2024 Offering, proceeds and payments related to our long-term debt, the exercise of stock options, issuance of common stock under our employee stock purchase plan, and other financing activities.

Net cash provided by financing activities was $0.2 million in 2025, which was primarily attributable to proceeds from long-term debt of $1.1 million, proceeds from financed insurance premiums of $0.3 million, proceeds of $0.1 million from the issuance of common stock under our employee stock purchase plan, and $0.1 million of proceeds from the exercise of stock options, largely offset by the payment of exit fee costs of $1.1 million, repayment of financed insurance premiums of $0.3 million, and payment of debt issuance costs of $0.1 million.

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

Indefinite lived intangible assets are also subject to an impairment test at least annually, as of October 1, or more frequently if events or circumstances indicate that it is more likely than not that the asset is impaired. If the fair value of the asset is less than the carrying amount, an impairment loss would be recognized in an amount equal to the difference between the carrying amount and the fair value. We completed our assessment in the fourth quarter of 2025 and determined that it is not more likely than not that the fair value of our indefinite-lived intangible assets is less than the carrying amount.

Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts.

Income Taxes

The asset and liability method is used in accounting for deferred income taxes. Under this method, deferred income taxes are provided for differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Accordingly, our tax provision contemplates tax rates currently in effect to determine our current tax provision as well as enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be realized or settled to determine our deferred tax provision. Any significant fluctuation in rates or changes in tax laws could lead to either increases or decreases in our effective tax rate.

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

Accounting Pronouncements Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40), which requires disaggregation of specific expense categories in the notes to the financial statements and a qualitative description of the remaining expense amounts not separately disaggregated. This standard is effective for annual reporting periods beginning after December 15, 2026, and requires prospective application with the option to apply it retrospectively. We are currently evaluating the impact of adopting this standard to determine its impact on our disclosures.

In July 2025, the FASB issued ASU 2025-05, amending Accounting Standards Codification (ASC) 326, Financial Instruments-Credit Losses, to provide an optional practical expedient when applying the guidance related to the estimation of expected credit losses for current accounts receivable and current contract assets resulting from transactions arising from contracts with customers. Under this practical expedient, entities may elect to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The guidance is effective for fiscal years beginning after December 15, 2025, and interim reporting periods, with early adoption permitted. We do not expect the adoption of this standard to have a material effect on our financial statements.

In September 2025, the FASB issued ASU 2025-06, that clarifies and modernizes the accounting for costs related to internal-use software in ASC 350-40, Intangibles-Goodwill and Other-Internal-Use Software. The guidance removes all references to project stages in ASC 350-40 and clarifies the threshold entities apply to begin capitalizing costs. Additionally, the guidance specifies disclosure requirements for capitalized software costs accounted for under ASC 350-40, regardless of how those costs are presented in the financial statements. The guidance is effective for fiscal years beginning after December 15, 2027, and interim reporting periods, with early adoption permitted. We are currently evaluating the impact of this standard on our financial statements.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based upon our evaluation of the Company’s disclosure controls and procedures, as of December 31, 2025, the CEO and the CFO concluded that the disclosure controls are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms.

Internal Control Over Financial Reporting

Management's Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

Attestation of Independent Registered Public Accounting Firm

Our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On December 27, 2025, the Rule 10b5-1 trading plan adopted by Martha J. Demski, a member of our board of directors, on March 12, 2025, terminated pursuant to its terms.” Except for the foregoing, none of our officers or directors (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K), during the three months ended December 31, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The information required by this Item will be contained in our definitive proxy statement on Schedule 14A to be filed with the SEC in connection with our 2026 Annual Meeting of the Stockholders (the Proxy Statement), which we expect to file not later than 120 days after the end of our fiscal year ended December 31, 2025, and is incorporated in this Annual Report on Form 10-K by reference.

Item 11. Executive Compensation.

The information required by this Item will be contained in our Proxy Statement, which we expect to file not later than 120 days after the end of our fiscal year ended December 31, 2025, and is incorporated in this report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be contained in our Proxy Statement, which we expect to file not later than 120 days after the end of our fiscal year ended December 31, 2025, and is incorporated in this report by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be contained in our Proxy Statement, which we expect to file not later than 120 days after the end of our fiscal year ended December 31, 2025, and is incorporated in this report by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be contained in our Proxy Statement, which we expect to file not later than 120 days after the end of our fiscal year ended December 31, 2025, and is incorporated in this report by reference.

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

10.18	+

Alpha Teknova, Inc. Executive Severance and Change in Control Plan (incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-256795 filed with the SEC on June 21, 2021).

10.19	§

Second Amended and Restated Credit and Security Agreement (Term Loan), dated as of March 3, 2025, by and among Alpha Teknova, Inc. and MidCap Financial Trust, as agent and as a lender, and the additional lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on March 4, 2025).

10.20	§

Second Amended and Restated Credit and Security Agreement (Revolving Loan), dated as of March 3, 2025, by and among Alpha Teknova, Inc. and MidCap Financial Trust, as agent and as a lender, and the additional lenders from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on March 4, 2025).

10.21		Summary of Teknova's Non-Employee Director Compensation Policy.
19	*	Alpha Teknova, Inc. Insider Trading Policy.
23.1	*	Consent of Grant Thornton, LLP, Independent Registered Public Accounting Firm.
24.1	*	Power of Attorney (see page 69 of this Annual Report on Form 10-K).
31.1	*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
97		Alpha Teknova, Inc. Clawback Policy incorporated by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 7, 2025.
101.INS		Inline XBRL Instance Document
101.SCH		Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104		Cover Page Interactive Data File, formatted in Inline XBRL

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.
#	Certain confidential information contained in this Exhibit has been omitted because it is both (i) not material and (ii) of the type that the Registrant treats as private or confidential.
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

Alpha Teknova, Inc.

Date: March 2, 2026	By:	/s/ Stephen Gunstream
Stephen Gunstream
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stephen Gunstream	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 2, 2026
Stephen Gunstream

/s/ Matt Lowell	Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2026
Matt Lowell

/s/ Paul Grossman	Chairman of the Board	March 2, 2026
Paul Grossman

/s/ Irene Davis	Director	March 2, 2026
Irene Davis

/s/ Martha J. Demski	Director	March 2, 2026
Martha J. Demski

/s/ Alexander Herzick	Director	March 2, 2026
Alexander Herzick

/s/ J. Matthew Mackowski	Director	March 2, 2026
J. Matthew Mackowski

/s/ Brett Robertson	Director	March 2, 2026
Brett Robertson

/s/ Alexander Vos	Director	March 2, 2026
Alexander Vos

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Alpha Teknova, Inc.

Opinion on the financial statements

We have audited the accompanying balance sheets of Alpha Teknova, Inc. (the “Company”) as of December 31, 2025 and 2024, the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

San Jose, California

March 2, 2026

ALPHA TEKNOVA, INC.

Statements of Operations

(in thousands, except share and per share data)

	For the Year Ended December 31,
	2025	2024
Revenue	$40,520	$37,745
Cost of sales	27,079	30,514
Gross profit	13,441	7,231
Operating expenses:
Research and development	2,197	2,759
Sales and marketing	6,754	6,320
General and administrative	20,318	23,150
Amortization of intangible assets	1,148	1,148
Total operating expenses	30,417	33,377
Loss from operations	(16,976)	(26,146)
Other expenses, net
Interest expense, net	(710)	(687)
Other adjustment to loan exit fee	485	—
Total other expenses, net	(225)	(687)
Loss before income taxes	(17,201)	(26,833)
Provision for (benefit from) income taxes	58	(88)
Net loss	$(17,259)	$(26,745)
Net loss per share—basic and diluted	$(0.32)	$(0.57)
Weighted average shares used in computing net loss per share—basic and diluted	53,483,075	46,745,905

The accompanying notes are an integral part of these financial statements.

ALPHA TEKNOVA, INC.

Balance Sheets

(in thousands, except share and per share data)

	As of December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$5,912	$3,708
Short-term investments, held -to-maturity	15,426	26,688
Accounts receivable, net of allowance for credit losses of $23 thousand and $83 thousand as of December 31, 2025 and December 31, 2024, respectively	4,618	4,312
Inventories, net	7,054	6,801
Prepaid expenses and other current assets	1,501	1,267
Total current assets	34,511	42,776
Property, plant, and equipment, net	41,733	45,753
Operating right-of-use lease assets	14,112	15,767
Intangible assets, net	11,943	13,091
Other non-current assets	1,285	1,382
Total assets	$103,584	$118,769
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,378	$825
Accrued liabilities	4,283	4,541
Current portion of operating lease liabilities	1,876	1,800
Current portion of long-term debt	—	4,045
Total current liabilities	7,537	11,211
Deferred tax liabilities	879	827
Other accrued liabilities	—	10
Long-term debt, net	13,123	9,443
Long-term operating lease liabilities	13,270	14,884
Total liabilities	34,809	36,375
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized at December 31, 2025 and December 31, 2024, respectively, zero shares issued and outstanding at December 31, 2025 and December 31, 2024	—	—
Common stock, $0.00001 par value, 490,000,000 shares authorized at December 31, 2025 and December 31, 2024, respectively, 53,562,154 and 53,409,727 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	204,564	200,924
Accumulated deficit	(135,790)	(118,531)
Total stockholders’ equity	68,775	82,394
Total liabilities and stockholders’ equity	$103,584	$118,769

The accompanying notes are an integral part of these financial statements.

ALPHA TEKNOVA, INC.

Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2024	40,793,848	$—	$181,822	$(91,786)	$90,036
Stock-based compensation	—	—	3,666	—	3,666
Issuance of common stock warrants	—	—	132	—	132
Issuance of common stock upon exercise of warrant	65,036	—	—	—	—
Issuance of common stock upon exercise of stock options	8,865	—	29	—	29
Issuance of common stock under employee stock purchase plan	88,926	—	135	—	135
Vesting of restricted stock units	67,169	—	—	—	—
Equity financing, net of issuance costs	12,385,883	1	15,140	—	15,141
Net loss	—	—	—	(26,745)	(26,745)
Balance at December 31, 2024	53,409,727	1	200,924	(118,531)	82,394
Stock-based compensation	—	—	3,429	—	3,429
Issuance of common stock upon exercise of stock options	44,720	—	100	—	100
Issuance of common stock under employee stock purchase plan	25,169	—	111	—	111
Vesting of restricted stock units	82,538	—	—	—	—
Net loss	—	—	—	(17,259)	(17,259)
Balance at December 31, 2025	53,562,154	$1	$204,564	$(135,790)	$68,775

The accompanying notes are an integral part of these financial statements.

ALPHA TEKNOVA, INC.

Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2025	2024
Operating activities:
Net loss	$(17,259)	$(26,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	68	130
Inventory reserve	2,115	4,549
Depreciation and amortization	6,342	6,578
Stock-based compensation	3,429	3,666
Deferred taxes	52	(92)
Accrued interest income on short-term investments	29	(69)
Amortization of discount on short-term investments	(614)	(344)
Amortization of debt financing costs	220	394
Other adjustment to loan exit fee	(485)	-
Non-cash lease expense	117	182
Loss on disposal of property, plant, and equipment	19	233
Changes in operating assets and liabilities:
Accounts receivable	(374)	(494)
Inventories	(2,368)	244
Prepaid expenses and other current assets	(567)	(18)
Other non-current assets	97	470
Accounts payable	470	(594)
Accrued liabilities	73	(389)
Other	(10)	(92)
Cash used in operating activities	(8,646)	(12,391)
Investing activities:
Purchases of short-term investments	(17,153)	(30,275)
Maturities of short-term investments	29,000	4,000
Proceeds from sale of property, plant, and equipment	-	125
Purchases of property, plant, and equipment	(1,148)	(1,125)
Cash provided by (used in) investing activities	10,699	(27,275)
Financing activities:
Proceeds from equity financing, net	—	15,104
Proceeds from long-term debt	1,110	—
Payment of exit fee costs	(1,110)	—
Payment of debt issuance costs	(100)	(25)
Proceeds from financed insurance premiums	333	385
Repayment of financed insurance premiums	(293)	(738)
Proceeds from exercise of stock options	100	29
Proceeds from issuance of common stock under employee stock purchase plan	111	135
Cash provided by financing activities	151	14,890
Change in cash and cash equivalents	2,204	(24,776)
Cash and cash equivalents at beginning of period	3,708	28,484
Cash and cash equivalents at end of period	$5,912	$3,708
Supplemental cash flow disclosures:
Income taxes paid	$2	$39
Interest paid, net of amounts capitalized	$1,460	$1,552
Capitalized property, plant, and equipment included in accounts payable and accrued liabilities	$149	$104
Recognition of operating right-of-use lease asset	$262	$1,293
Recognition of operating lease liabilities	$262	$1,306

The accompanying notes are an integral part of these financial statements.

ALPHA TEKNOVA, INC.

Notes to Financial Statements

Note 1. Nature of the Business

Alpha Teknova, Inc. (referred to herein as the Company or Teknova), produces critical reagents for the discovery, development, and commercialization of novel therapies, vaccines, and molecular diagnostics. Product offerings include pre-poured media plates for cell growth and cloning; liquid microbial culture media and supplements for cellular expansion; and molecular biology reagents for sample manipulation, resuspension, and purification. Teknova supports customers spanning the life sciences market, including pharmaceutical and biotechnology companies, contract development and manufacturing organizations, in vitro diagnostic franchises, and academic and government research institutions, with catalog and custom, made-to-order products.

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

Segment Reporting

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (CODM) in deciding how to allocate resources to an individual segment and in assessing performance. Teknova’s CODM is its Chief Executive Officer, currently Stephen Gunstream. Teknova derives revenue primarily in the United States (U.S.) through manufacture and sale of critical reagents. Teknova has determined that it operates in one reporting unit, one operating segment, and one reportable segment, as the CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.

The CODM assesses performance and decides how to allocate resources and make operating decisions based on net loss that is reported on the statement of operations. Net loss is also used to monitor budget versus actual results. The measure of segment assets is reported on the balance sheet as total assets. Revenues, expenses, and assets requiring disclosure in accordance with ASC 280, Segment Reporting, are also included in the accompanying financial statements. See the statements of operations for the two years ended December 31, 2025 and the balance sheets as of December 31, 2025 and 2024, for details.

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

Short-term Held-to-Maturity Investments

Teknova invests excess cash balances in short-term U.S. Treasuries. Investments are classified based on the facts and circumstances present at the time of purchase. The appropriateness of that classification is subsequently reassessed at each reporting date. As of December 31, 2025, the Company had both the ability and intention to hold these investments until maturity and therefore has classified these investments as held-to-maturity and recorded them at amortized cost which approximates fair value and presented them in “Short-term investments, held -to-maturity” on the balance sheet. The fair value of the Company’s short-term investments was based on quoted prices in active markets for these investments (Level 1). The income recognized for these investments is recorded within interest income on the statement of operations.

Fair Value of Financial Instruments

The carrying amounts of certain of Teknova’s financial instruments, including cash equivalents, accounts receivable, inventories, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities.

Accounts Receivable

Accounts receivable are stated at invoice value, less estimated allowances for credit losses. Teknova uses the allowance method to account for uncollectible accounts receivable, calculated by management using the historical average of uncollectible accounts. The Company continually monitors its customer payments and maintains an allowance for estimated losses resulting from its customers’ inability to make required payments. Accounts receivable are considered past due once customer payment terms have been exceeded. Receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received.

The change in the allowance for credit losses was as follows:

	For the Year Ended December 31,
	2025	2024
Beginning balance	$83	$20
Provisions (benefits)	68	130
Recoveries (write-offs), net	(128)	(67)
Ending balance	$23	$83

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

The change in the inventory reserve was as follows:

	For the Year Ended December 31,
	2025	2024
Beginning balance	$2,454	$691
Provisions (benefits)	2,115	4,549
Write-offs and other	(3,321)	(2,786)
Ending balance	$1,248	$2,454

Capitalized Software Implementation Costs

Teknova capitalizes certain implementation costs incurred under a cloud computing hosting arrangement. Costs incurred during the application development stage related to the implementation of the hosting arrangement are capitalized and included within other assets on the accompanying balance sheets. Amortization of capitalized implementation costs is recognized on a straight-line basis over the expected term of the associated hosting arrangement when it is ready for its intended use. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. As of December 31, 2025 and 2024, Teknova had capitalized software implementation costs of $1.2 million and $1.3 million, respectively, which were included within other non-current assets in the accompanying financial statements. Amortization expense related to capitalized implementation costs for each of the years ended December 31, 2025 and 2024 were $0.5 million, which were included within operating expenses in the accompanying financial statements.

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

Impairment of Long-Lived Assets

Teknova evaluates its long-lived assets for impairment when events or changes in circumstances indicate a possible inability to recover carrying amounts. Recoverability is assessed by comparing the carrying value of the assets to estimated undiscounted future cash flows expected to be generated by the assets. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated during the life of those assets are less than the assets’ carrying amounts. If an asset is impaired, the loss is measured as the amount by which the asset’s carrying value exceeds its fair value. There were no indicators of impairment during the years ended December 31, 2025 and 2024.

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

There was no impairment of intangible assets during the year ended December 31, 2025 and 2024.

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

Teknova’s sales are made directly to customers or through distributors, generally under agreements with payment terms typically shorter than 90 days and in no case exceeding one year. Therefore, Teknova’s contracts do not contain a significant financing component. Sales, value add, and other taxes collected concurrent with revenue are excluded from sales. The Company records amounts billed to customers for shipping and handling in a sales transaction as revenue. Shipping and handling costs are included in general and administrative expenses as revenue is recognized. Shipping and handling costs for the years ended December 31, 2025 and 2024 were $1.1 million and $1.3 million, respectively.

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

Research and Development Expenses

The Company’s research and development expenses primarily consist of employee-related expenses, including salaries, benefits, and stock-based compensation expense for personnel in process engineering and manufacturing science functions, expenses related to occupancy costs, laboratory supplies, consulting fees, and depreciation associated with various assets used in the research and development of the Company’s products and processes.

Sales and Marketing Expenses

The Company’s sales and marketing expenses primarily consist of employee-related expenses, including salaries, benefits, and stock-based compensation expense for sales and marketing employees, expenses related to occupancy costs, brand strategy, website, content, and collateral. The Company expenses advertising costs as incurred. Advertising expenses are included in sales and marketing expenses in the accompanying financial statements. Advertising expenses were not significant in the year ended December 31, 2025 and $0.1 million in the year ended December 31, 2024.

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

Employee Benefit Plans

Teknova has a salary deferral 401(k) plan (the 401(k) Plan) covering substantially all employees. Contributions by the Company to the 401(k) Plan for the years ended December 31, 2025 and 2024 were $0.5 million and $0.4 million, respectively. Contributions payable as of December 31, 2025 and 2024, were not significant and are included within accrued liabilities in the accompanying financial statements.

Income Taxes

Income taxes are recorded for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, deferred income taxes are provided for differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes, using the enacted tax rates and laws that will be in effect when the differences are expected to be realized or settled. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates on the date of enactment.

A valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. All available evidence is considered, both positive and negative, including, expectations and risks associated with estimates of future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance.

Tax benefits from uncertain tax positions are recognized if Teknova believes it is more likely than not that the tax position will be sustained upon examination by tax authorities based on the technical merits of the position. The Company reports a liability for unrecognized tax benefits taken, or expected to be taken, in a tax return and recognizes associated interest and penalties, if any, in income tax expense.

Loss Contingencies

From time to time, Teknova may become involved in lawsuits and other claims arising in the ordinary course of business. The Company regularly evaluates its exposure to threatened or pending litigation and other business contingencies. Because of the uncertainties related to the amount of loss from litigation and other business contingencies, the recording of losses relating to such exposures requires significant judgment about the potential range of outcomes. The Company establishes loss provisions for matters in which losses are probable and can be reasonably estimated. If a loss is not both probable and reasonably estimable, or if an exposure to loss exists in excess of the amount accrued, the Company assesses whether there is at least a reasonable possibility that a loss, or additional loss, may have been incurred. If there is a reasonable possibility that a loss, or additional loss, may have been incurred, the Company will disclose the estimate of the possible loss or range of loss if it is material and an estimate can be made, or disclose that such an estimate cannot be made. The determination as to whether a loss can reasonably be considered to be possible or probable is based on our assessment, together with legal counsel, regarding the ultimate outcome of the matter. As additional information about current or future litigation or other contingencies becomes available, the Company will assess whether adjustments should be made to legal accruals.

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

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure in the rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciliation items in some categories if the items meet a quantitative threshold. The guidance also requires disclosure of income taxes paid, net of refunds, disaggregated by federal (national), state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold. The Company adopted this ASU as of December 31, 2025 on a retrospective basis, which did not have a material impact on the Company's financial statements. Refer to Note 13. Income Taxes for the additional disclosures required by the adoption of this standard.

Accounting Pronouncements Not Yet Adopted

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

In July 2025, the FASB issued ASU 2025-05, amending Accounting Standards Codification (ASC) 326, Financial Instruments-Credit Losses, to provide an optional practical expedient when applying the guidance related to the estimation of expected credit losses for current accounts receivable and current contract assets resulting from transactions arising from contracts with customers. Under this practical expedient, entities may elect to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The guidance is effective for fiscal years beginning after December 15, 2025, and interim reporting periods, with early adoption permitted. The Company does not expect the adoption of this standard to have a material effect on the Company’s financial statements.

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

Note 3. Revenue Recognition

Teknova has two primary product categories: Lab Essentials; and Clinical Solutions.

Lab Essentials

Teknova is a leader in providing highly complex chemical formulations for use in biological research and drug discovery. The Company’s core research products consist of commonly used, catalog solutions and customer-specified formulations. During discovery, the Company’s products are used regularly in small, bench-scale experiments. As customers optimize their processes and begin to scale up in volume, they tend to order more custom products. The Lab Essentials portion of Teknova's business includes: pre-poured media plates for cell growth and cloning; liquid microbial culture media and supplements for cellular expansion; and molecular biology reagents for sample manipulation, resuspension, and purification. Teknova's Lab Essentials products include essential formulations for common research applications and highly customized formulations for customer-specific applications in genomics and bioproduction.

Clinical Solutions

Teknova is ISO 13485:2016 certified, enabling the Company to meet the quality system regulation of products for use as components in diagnostic and therapeutic products manufactured by the Company’s customers. Teknova believes that its Clinical Solutions products are used in the production of protein therapies, gene therapies, mRNA vaccines, and diagnostic kits. The Clinical Solutions portion of our business includes: liquid microbial culture media and supplements for cellular expansion and molecular biology reagents for sample manipulation, resuspension, and purification.

Teknova’s revenue, disaggregated by product category, was as follows (in thousands):

	For the Year Ended December 31,
	2025	2024
Lab Essentials	$31,044	$28,883
Clinical Solutions	7,650	7,097
Other	1,826	1,765
Total revenue	$40,520	$37,745

Teknova’s revenue, disaggregated by geographic region, which is determined based on customer location, was as follows (in thousands):

	For the Year Ended December 31,
	2025	2024
United States	$38,249	$35,919
International	2,271	1,826
Total revenue	$40,520	$37,745

Note 4. Concentrations of Risk

Customers

Customers who accounted for 10% or more of the Company’s revenues and outstanding balance of accounts receivable are presented as follows:

	For the Year Ended December 31,		As of December 31,
	2025	2024	2025	2024
Distributor customer A	21%	18%	16%	17%

The Company’s customers that are distributors, as opposed to direct customers, represent highly diversified customer bases.

Suppliers

Suppliers who accounted for 10% or more of the Company’s inventory purchases and outstanding balance of accounts payable are presented as follows:

	For the Year Ended December 31,		As of December 31,
	2025	2024	2025	2024
Distributor supplier A	31%	38%	29%	18%
Direct supplier A	25%	*	14%	*
Direct supplier B	*	11%	*	*

* Represents less than 10%.

The Company’s suppliers that are distributors, as opposed to direct suppliers, represent highly diversified supplier bases.

Note 5. Inventories, Net

Inventories consisted of the following (in thousands):

	As of December 31,
	2025	2024
Finished goods, net	$4,117	$4,672
Work in process	101	24
Raw materials, net	2,836	2,105
Total inventories, net	$7,054	$6,801

Note 6. Property, Plant, and Equipment, Net

Property, plant, and equipment consisted of the following (in thousands):

	As of December 31,
	2025	2024
Machinery and equipment	$30,095	$29,765
Office furniture and equipment	892	922
Vehicles	333	340
Leasehold improvements	24,868	24,346
	56,188	55,373
Less—Accumulated depreciation	(17,372)	(12,244)
	38,816	43,129
Construction in progress	2,917	2,624
Total property, plant, and equipment, net	$41,733	$45,753

Depreciation expense related to property, plant, and equipment recorded for the years ended December 31, 2025 and 2024 was $5.2 million and $5.4 million, respectively.

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

The components of lease expense and other information related to leases were as follows (in thousands):

	For the Year Ended December 31,
	2025	2024
Operating lease expense	$2,735	$2,981
Variable lease expense	453	434
Total lease expense	$3,188	$3,415

Cash paid for amounts included in the measurement of the lease liabilities was $2.6 million and $2.8 million in the years ended December 31, 2025 and 2024, respectively. The weighted-average discount rate was 5.0% and the weighted-average remaining lease term was 7.2 years as of December 31, 2025.

Maturities of operating lease liabilities at December 31, 2025, were as follows (in thousands):

Amount
2026	$2,586
2027	2,649
2028	2,702
2029	2,700
2030	2,500
Thereafter	5,222
Total lease payments	18,359
Less: imputed interest	(3,213)
Present value of lease liabilities	15,146
Less: current portion	(1,876)
Lease liabilities less current portion	$13,270

Note 8. Intangible Assets, Net

The following is a summary of intangible assets with definite and indefinite lives (in thousands):

	Balance at December 31, 2025			Balance at December 31, 2024
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Definite Lived:
Customer relationships	$9,180	$7,987	$1,193	$9,180	$6,839	$2,341
Indefinite Lived:
Tradename	10,750	—	10,750	10,750	—	10,750
Total intangible assets	$19,930	$7,987	$11,943	$19,930	$6,839	$13,091

For each of the years ended December 31, 2025 and 2024 amortization expense was approximately $1.1 million.

The remaining weighted-average useful life of definite lived intangible assets is one year. The estimated future amortization expense of intangible assets with definite lives is as follows (in thousands):

Amount
2026	$1,148
2027	45
Estimated future amortization expense of definite-lived intangible assets	$1,193

Note 9. Accrued Liabilities

Accrued liabilities were comprised of the following (in thousands):

	As of December 31,
	2025	2024
Payroll-related	$3,230	$3,041
Property, plant, and equipment	51	89
Deferred revenue	6	30
Insurance premiums and accrued interest	97	56
Loss contingency accrual	—	373
Other	899	952
Total current accrued liabilities	$4,283	$4,541

On July 31, 2025, the Company entered into a financing agreement with First Insurance Funding for the financing of the Company’s Director and Officers (D&O) liability insurance and related policies. Under the terms of the financing agreement, the Company will pay a total of $0.5 million in premiums, taxes and fees, plus interest at an annual percentage rate of 7.49% in eight monthly installment payments that commenced on August 1, 2025. During the year ended December 31, 2025, the Company made a down payment on the policy of $0.2 million and five monthly installments for an aggregate of $0.2 million to First Insurance Funding. As of December 31, 2025, the Company owed $0.1 million for insurance premiums and accrued interest.

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

The Second Amended and Restated Credit Agreement provides for a $28.245 million credit facility consisting of a $23.245 million senior secured term loan (Term Loan) and a $5.0 million working capital facility (Revolver). The Term Loan consists of the $12.135 million balance outstanding under the previous term loan, plus an additional $1.110 million related to the exit fee that would otherwise have been due upon closing of the Second Amended and Restated Term Loan Credit Agreement, as well as an additional tranche of $10.0 million that may become available for use in an acquisition, with MidCap’s consent. The maximum loan amount under the Revolver is $5.0 million, with borrowings limited in accordance with a borrowing base calculation, based solely on eligible accounts receivable.

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

The Second Amended and Restated Credit Agreement includes minimum net revenue requirements that are measured on a trailing twelve-month basis and a minimum cash requirement throughout the term of the Second Amended and Restated Credit Agreement. For example, the Company’s minimum net revenue requirement for the twelve months ending December 31, 2025, is $39.0 million. The minimum cash requirement is $8.0 million, which includes cash and cash equivalents as well as short-term investments in U.S. Treasuries, under the terms of the Second Amended and Restated Credit Agreement. The Company was in compliance with financial covenants under the terms of the Second Amended and Restated Credit Agreement as of December 31, 2025.

The maturity date of the Second Amended and Restated Credit Agreement is March 1, 2030, with principal repayments beginning on April 1, 2028. On the date of termination of the Term Loan or the date on which the obligations under the Term Loan become due and payable in full, the Company will pay an exit fee in an amount equal to 5.0% of the total aggregate principal amount of term loans made pursuant to the Second Amended and Restated Term Loan Credit Agreement as of such date. All loans issued under the Second Amended and Restated Credit Agreement are collateralized by the Company’s assets.

Long-term debt, net consisted of the following (in thousands):

	As of December 31,
	2025	2024
Long-term debt	$13,245	$12,135
Cumulative accretion of exit fee	102	1,544
Unamortized debt discount and debt issuance costs	(224)	(191)
Total debt	13,123	13,488
Less: current portion	—	(4,045)
Long-term debt, net	$13,123	$9,443

At December 31, 2025, the scheduled maturities of the Company’s debt obligations were as follows (in thousands):

Amount
2026	$—
2027	—
2028	5,519
2029	6,623
2030	1,103
Total	$13,245

As of December 31, 2025, the fair value of the Company’s long-term debt approximated its carrying value. The fair value of the Company’s long-term debt was based on observable market inputs (Level 2).

Note 11. Stockholders’ Equity

On March 8, 2024, the Company issued to MidCap Funding XXVII a warrant to purchase up to an aggregate of 125,000 shares (the Common Warrant) of common stock with an exercise price of $2.9934 per share, subject to adjustment as provided therein.

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

Note 12. Stock-Based Compensation

Equity Incentive Plans

Teknova maintains stock incentive plans for the benefit of certain of Teknova's officers, directors, consultants and employees. The Company granted time-based and performance-based options to purchase common shares under both its 2016 Stock Plan, as amended (2016 Plan) and 2020 Equity Incentive Plan, as amended (2020 Plan). At the time the 2020 Plan became effective, no additional stock awards were granted or are able to be granted in the future under the 2016 Plan. In June 2021, the Company’s board of directors and the Company’s stockholders approved the 2021 Equity Incentive Plan (2021 Plan), which became effective in connection with the IPO. From and after the date on which the 2021 Plan became effective, no further grants were made or will be made under the 2020 Plan. At December 31, 2025, 5,638,986 shares of the Company's common stock remain available for future grants under the 2021 Plan.

The types of equity-based awards that may be granted under the 2021 Plan include: incentive stock options or nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, and other stock-based awards. The equity-based awards for employees will vest over a four-year period, pursuant to two different vesting schedules. For initial equity-based awards granted to employees, the first vest is generally a one-year cliff vest, followed by monthly vesting for the final three years. Thereafter, annual equity-based awards granted to employees typically vest monthly over the four-year vest term, except for restricted stock units which vest annually over a four-year period. The initial equity-based awards granted to the Company’s non-employee, independent directors upon appointment to the board of directors will vest over a three-year period, with the first vest being a one-year cliff, followed by monthly vesting over the remaining two years. Thereafter, annual equity-based awards granted to the Company’s non-employee, independent directors will cliff vest after one year from the date of grant.

Generally, the number of shares of the Company’s common stock that will be reserved for issuance under the 2021 Plan will automatically increase on January 1 of each year for a period of ten years, beginning on January 1, 2022, and continuing through January 1, 2031, in an amount equal to 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding year; provided, however, that the Company’s board of directors may act prior to January 1 of a given year to provide that the increase for such year will be a lesser number of shares of common stock. No new shares became available for issuance under the 2021 Plan as of January 1, 2026.

Stock Options

The following table summarizes the stock option activity for the year ended December 31, 2025 (in thousands, except share and per share data):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	3,992,335	$4.99	6.86	$19,318
Granted	1,439,255	$7.81	—	—
Exercised	(44,720)	$2.25	—	—
Forfeited	(78,369)	$7.64	—	—
Expired	(36,612)	$10.78	—	—
Outstanding at December 31, 2025	5,271,889	$5.70	6.71	$6,940
Vested and expected to vest at December 31, 2025	4,987,207	$3.74	6.92	$5,987
Exercisable at December 31, 2025	3,251,337	$2.47	5.97	$5,453

The total intrinsic value of options exercised during the year ended December 31, 2025 and 2024 was $0.2 million and $0.1 million, respectively. The aggregate grant-date fair value of options vested during the year ended December 31, 2025 and 2024, was $4.7 million and $2.5 million, respectively.

Restricted Stock Units

The following table summarizes the restricted stock unit activity for the year ended December 31, 2025 (in thousands, except share and per share data):

	Number of Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	127,611	$3.47	0.84	$1,066
Granted	—	$—	—	—
Vested	(82,538)	$2.42	—	—
Forfeited	—	$—	—	—
Outstanding at December 31, 2025	45,073	$5.41	0.66	$171
Vested and expected to vest at December 31, 2025	45,073	$5.41	0.66	$171

The aggregate grant-date fair value of restricted stock units vested during the year ended December 31, 2025 and 2024, was $0.2 million and $0.3 million, respectively.

Employee Stock Purchase Plan

In June 2021, the Company’s board of directors and the Company’s stockholders, respectively, approved the Company’s 2021 Employee Stock Purchase Plan (the ESPP), which became effective in connection with the IPO. At December 31, 2025, 1,181,861 shares of the Company’s common stock remain available for issuance under the ESPP. The number of shares of the Company’s common stock that will be reserved for issuance will automatically increase on January 1 of each year for a period of ten years, beginning on January 1, 2022, and continuing through January 1, 2031, by the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year; and (ii) 319,911 shares (subject to adjustments for stock splits, dividends, combinations of shares, exchanges of shares, and other “Capitalization Adjustments,” as defined in the ESPP), except before the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). No new shares became available for issuance under the ESPP as of January 1, 2026.

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

The weighted average assumptions used in the Black-Scholes option-pricing model were as follows:

	For the Year Ended December 31,
	Employee Stock Option Plans		Employee Stock Purchase Plan
	2025	2024	2025	2024
Estimated dividend yield	-%	-%	-%	-%
Weighted-average expected stock price volatility	36.06%	35.91%	39.00%	30.00%
Weighted-average risk-free interest rate	4.33%	4.32%	4.01%	5.23%
Expected average term of options (in years)	6.16	6.25	0.50	0.50
Weighted-average fair value of common stock	$7.81	$2.97	$5.10	$2.87
Weighted-average fair value per option	$3.39	$1.29	$1.35	$0.71

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

Summary of Stock-Based Compensation Expense

Stock-based compensation expense included in the accompanying financial statements was as follows (in thousands):

	For the Year Ended December 31,
	2025	2024
Cost of sales	$120	$112
Research and development	19	82
Sales and marketing	224	196
General and administrative	3,066	3,276
Total stock-based compensation expense	$3,429	$3,666

Stock-based compensation expense related to stock options was $3.2 million and $3.4 million for the years ended December 31, 2025 and 2024, respectively. Unrecognized compensation expense related to stock options was $4.6 million at December 31, 2025, which is expected to be recognized as expense over the weighted-average period of 2.50 years.

Stock-based compensation expense related to restricted stock units was $0.2 million for each of the years ended December 31, 2025 and 2024. Unrecognized compensation expense related to restricted stock units was $0.1 million at December 31, 2025, which is expected to be recognized as expense over the weighted-average period of 1.16 years.

During the year ended December 31, 2021, the Company’s board of directors approved an amendment to the outstanding performance-based option to acquire 231,719 shares of the Company’s common stock previously granted under 2020 Plan, to eliminate the performance-based vesting and provide that such option will vest in 48 equal monthly installments. The stock option modification was measured as the excess of the fair value of the modified option over the fair value of the original option immediately before the modification. The incremental stock-based compensation expense for such stock option modification is approximately $3.5 million, of which $0.4 million and $0.9 million of incremental stock-based compensation expense was recognized during the years ended December 31, 2025 and 2024, respectively, in general and administrative expenses in the accompanying financial statements. Additionally, in January 2019, the Company granted 284,682 performance-based options that vest upon a change of control. As of December 31, 2025, these options were not considered probable of vesting. The Company had unrecognized compensation expense of approximately $0.3 million at December 31, 2025, relating to these options.

Total stock-based compensation expense related to the ESPP was not significant for each of the years ended December 31, 2025 and 2024. Total compensation cost related to the ESPP not yet recognized is also not significant. As of December 31, 2025, an insignificant amount has been withheld on behalf of employees for a future purchase under the ESPP. The Company issued 25,169 and 88,926 shares of common stock under the ESPP during the years ended December 31, 2025 and 2024, respectively.

Note 13. Income Taxes

On July 4, 2025, the U.S. enacted new tax legislation, The One Big Beautiful Bill Act, (OBBBA). The OBBBA includes significant changes to federal tax law and other regulatory provisions. The adoption of this legislation did not have a significant impact on the Company’s financial statements nor is it expected to have a material impact on future periods.

The components of loss before provision for (benefit from) income taxes are as follows (in thousands):

	For the Year Ended December 31,
	2025	2024
Domestic	$(17,201)	$(26,833)
Foreign	—	—
Loss before income taxes	$(17,201)	$(26,833)

The provision for (benefit from) income taxes consist of the following (in thousands):

	For the Year Ended December 31,
	2025	2024
Current:
Federal	$—	$—
State	7	4
Foreign	—	—
Total current	7	4
Deferred:
Federal	46	(24)
State	5	(68)
Foreign	—	—
Total deferred	51	(92)
Income taxes	$58	$(88)

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate was as follows (in thousands, except percentages):

	For the Year Ended December 31,
	2025		2024
	Amount	Percent	Amount	Percent
U.S. federal statutory income taxes	$(3,612)	21.0%	$(5,635)	21.0%
State and local income taxes, net of federal income tax effect(1)	10	(0.1)%	(65)	0.2%
Foreign tax effects	—	—%	—	—%
Effect of changes in tax laws or rates enacted in the current period	—	—%	—	—%
Effects of cross-border tax laws	—	—%	—	—%
Tax credits
Research and development tax credits	—	—%	(18)	0.1%
Changes in valuation allowance	3,554	(20.7)%	4,824	(18.0)%
Nontaxable or nondeductible items
Share-based payment awards	(47)	0.3%	592	(2.2)%
Other	153	(0.8)%	209	(0.8)%
Changes in unrecognized tax benefits	—	—%	5	—%
Income taxes	$58	(0.3)%	$(88)	0.3%

(1) State taxes in California and New Jersey made up the majority (greater than 50 percent) of the tax effect in this category for the period ended December 31, 2024. State taxes in California and Massachusetts made up the majority of the tax effect in this category for the period ended December 31, 2025.

Cash paid for income taxes, net of refunds received, by jurisdiction are as follows (in thousands):

	For the Year Ended December 31,
	2025	2024
Federal	$—	$—
State	2	39
Foreign	—	—
Cash paid for income taxes, net of refunds received	$2	$39

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

	As of December 31,
	2025	2024
Deferred tax asset
Net operating loss carryforwards	$24,454	$20,499
Accrued compensation	567	509
Stock compensation	2,422	1,762
Tax credit carryforwards	1,232	1,058
Accruals and other	199	635
Operating lease liabilities	4,037	4,382
Capitalized research and development expenses	2,060	2,288
Inventory capitalization	478	386
Total deferred tax asset	35,449	31,519
Deferred tax liability
Property, plant, and equipment	(2,449)	(2,344)
Intangibles	(3,066)	(3,280)
Operating right-of-use lease assets	(3,761)	(4,140)
Total deferred tax liability	(9,276)	(9,764)
Valuation allowance	(27,052)	(22,582)
Net deferred tax liability	$(879)	$(827)

As of the end of December 31, 2025, Teknova has federal and state net operating loss carryforwards (NOLs) of $90.3 million and $81.2 million, respectively. The federal NOLs will carryforward indefinitely but are subject to an 80% taxable income limitation. The state NOLs begin to expire in 2036. As of December 31, 2025, the Company had federal research and development tax credit carryforwards of $0.6 million, which will begin to expire in 2035 and a state research and development tax credit carryforward of $0.2 million and carry forward indefinitely. NOLs and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, as well as similar state tax provisions. This could limit the amount of NOLs and tax credits that the Company can utilize annually to offset future taxable income or tax liabilities.

For the years ended December 31, 2025 and 2024, the Company recorded a net increase in valuation allowances of $4.5 million and $5.7 million, respectively, comprised primarily of an increase of valuation allowance on certain NOLs being carried forward which are not expected to be realizable. Valuation allowances are determined based on management’s assessment of its deferred tax assets that are more likely than not to be realized.

The change in the income tax valuation allowance was as follows:

	For the Year Ended December 31,
	2025	2024
Beginning balance	$22,582	$16,838
Additions charged to expense	4,470	5,744
Reductions charged to other accounts	—	—
Ending balance	$27,052	$22,582

The Company had unrecognized tax benefits of $0.1 million and $0.1 million at December 31, 2025 and 2024, respectively. In connection with FASB’s Accounting for Uncertainty in Income Taxes, the Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not expect to recognize any unrecognized tax benefits over the next twelve months. Consequently, the Company had not accrued interest or penalties related to uncertain tax positions as of the end of December 31, 2025 or 2024.

The change in unrecognized tax benefits were as follows:

	For the Year Ended December 31,
	2025	2024
Beginning balance	$141	$136
Tax positions related to the current year:
Additions	—	—
Reductions	—	—
Tax positions related to the prior year:
Additions	—	5
Reductions	—	—
Ending balance	$141	$141

Teknova files income tax returns in the U.S. federal jurisdiction and various states. The Company is no longer subject to U.S. federal income tax examinations for tax years prior to 2022. The Company is no longer subject to state income tax examinations for tax years prior to 2021. All net operating losses and tax credits generated to date are subject to adjustment for U.S. federal and state income tax purposes. The Company is currently under examination by the Internal Revenue Service for the 2023 tax year. The Company is not currently under examination by any other taxing authorities.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	For the Year Ended December 31,
	2025	2024
Net loss	$(17,259)	$(26,745)
Weighted average shares used in computing net loss per share—basic and diluted	53,483,075	46,745,905
Net loss per share—basic and diluted	$(0.32)	$(0.57)

The following is a summary of the common stock equivalents for the securities outstanding during the respective periods that have been excluded from the computation of diluted net loss per common share, as their effect would be anti-dilutive:

	For the Year Ended December 31,
	2025	2024
Equity-based compensation	4,900,757	3,941,878

Note 15. Contingencies

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