Form 10-Q
period 2026-03-31
Alpha Teknova, Inc.
filed 2026-05-07
CIK 1850902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 5, 2026, the registrant had 53,614,028 shares of common stock, $0.00001 par value per share, outstanding.

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

We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects, business strategy, and financial needs. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, assumptions, and other factors described in the section titled “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K filed with the SEC on March 2, 2026 (the 2025 Annual Report on Form 10-K) and elsewhere in this Quarterly Report on Form 10-Q. These risks are not exhaustive. Other sections of this Quarterly Report on Form 10-Q include additional factors that could adversely impact our business and financial performance. Furthermore, new risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

The forward-looking statements in this Quarterly Report on Form 10-Q are made as of the date hereof. We undertake no obligation to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q or to conform such statements to actual results or revised expectations, except as required by law.

Unless the context otherwise requires, the terms “Teknova,” the “Company,” “we,” “us,” and “our” in this Quarterly Report on Form 10-Q refer to Alpha Teknova, Inc.

ALPHA TEKNOVA, INC.

Form 10-Q for the Quarter Ended March 31, 2026

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

ALPHA TEKNOVA, INC.

Condensed Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2026	2025
Revenue	$11,077	$9,795
Cost of sales	7,293	6,788
Gross profit	3,784	3,007
Operating expenses:
Research and development	609	552
Sales and marketing	2,128	1,640
General and administrative	5,058	5,492
Amortization of intangible assets	287	287
Total operating expenses	8,082	7,971
Loss from operations	(4,298)	(4,964)
Other (expenses) income, net
Interest expense, net	(219)	(144)
Other adjustment to loan exit fee	—	485
Other income	9	—
Total other (expenses) income, net	(210)	341
Loss before income taxes	(4,508)	(4,623)
Provision for income taxes	47	22
Net loss	$(4,555)	$(4,645)
Net loss per share—basic and diluted	$(0.08)	$(0.09)
Weighted average shares used in computing net loss per share—basic and diluted	53,606,278	53,421,533

The accompanying notes are an integral part of these condensed financial statements.

ALPHA TEKNOVA, INC.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	As of March 31, 2026	As of December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$4,306	$5,912
Short-term investments, held-to-maturity	13,478	15,426
Accounts receivable, net of allowance for credit losses of $29 thousand and $23 thousand as of March 31, 2026 and December 31, 2025, respectively	5,672	4,618
Inventories, net	6,874	7,054
Prepaid expenses and other current assets	1,344	1,501
Total current assets	31,674	34,511
Property, plant, and equipment, net	40,524	41,733
Operating right-of-use lease assets	13,608	14,112
Intangible assets, net	11,656	11,943
Other non-current assets	1,195	1,285
Total assets	$98,657	$103,584
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,618	$1,378
Accrued liabilities	3,363	4,283
Current portion of operating lease liabilities	1,915	1,876
Total current liabilities	6,896	7,537
Deferred tax liabilities	925	879
Long-term debt, net	13,170	13,123
Long-term operating lease liabilities	12,742	13,270
Total liabilities	33,733	34,809
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized at March 31, 2026 and December 31, 2025, respectively, zero shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.00001 par value, 490,000,000 shares authorized at March 31, 2026 and December 31, 2025, 53,610,200 and 53,562,154 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	205,268	204,564
Accumulated deficit	(140,345)	(135,790)
Total stockholders’ equity	64,924	68,775
Total liabilities and stockholders’ equity	$98,657	$103,584

The accompanying notes are an integral part of these condensed financial statements.

ALPHA TEKNOVA, INC.

Condensed Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2026	53,562,154	$1	$204,564	$(135,790)	$68,775
Stock-based compensation	—	—	695	—	695
Issuance of common stock upon exercise of stock options	25,508	—	9	—	9
Vesting of restricted stock units	22,538	—	—	—	—
Net loss	—	—	—	(4,555)	(4,555)
Balance at March 31, 2026	53,610,200	$1	$205,268	$(140,345)	$64,924

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2025	53,409,727	$1	$200,924	$(118,531)	$82,394
Stock-based compensation	—	—	852	—	852
Issuance of common stock upon exercise of stock options	4,795	—	4	—	4
Vesting of restricted stock units	22,538	—	—	—	—
Net loss	—	—	—	(4,645)	(4,645)
Balance at March 31, 2025	53,437,060	$1	$201,780	$(123,176)	$78,605

The accompanying notes are an integral part of these condensed financial statements.

ALPHA TEKNOVA, INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2026	2025
Operating activities:
Net loss	$(4,555)	$(4,645)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	7	45
Inventory reserve	413	437
Depreciation and amortization	1,576	1,580
Stock-based compensation	695	852
Deferred taxes	46	21
Accrued interest income on short-term investments	(27)	(54)
Amortization of discount on short-term investments	(87)	(184)
Amortization of debt financing costs	47	86
Other adjustment to loan exit fee	—	(485)
Non-cash lease expense	15	30
Changes in operating assets and liabilities:
Accounts receivable	(1,061)	(1,349)
Inventories	(233)	(209)
Prepaid expenses and other current assets	157	(4)
Other non-current assets	90	63
Accounts payable	330	740
Accrued liabilities	(772)	(1,017)
Other	—	(10)
Cash used in operating activities	(3,359)	(4,103)
Investing activities:
Purchases of short-term investments	(3,938)	(1,970)
Maturities of short-term investments	6,000	6,000
Purchases of property, plant, and equipment	(221)	(206)
Cash provided by investing activities	1,841	3,824
Financing activities:
Proceeds from long-term debt	—	1,110
Payment of exit fee costs	—	(1,110)
Repayment of financed insurance premiums	(97)	(56)
Proceeds from exercise of stock options	9	4
Cash used in financing activities	(88)	(52)
Change in cash and cash equivalents	(1,606)	(331)
Cash and cash equivalents at beginning of period	5,912	3,708
Cash and cash equivalents at end of period	$4,306	$3,377
Supplemental cash flow disclosures:
Income taxes paid	$—	$—
Interest paid, net of amounts capitalized	$343	$353
Capitalized property, plant, and equipment included in accounts payable and accrued liabilities	$8	$166
Debt issuance costs included in accrued liabilities	$—	$100
Recognition of operating right-of-use lease asset	$—	$116
Recognition of operating lease liabilities	$—	$116

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

The unaudited condensed financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2025, and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the results for the interim periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain amounts of assets, liabilities, revenue, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results may differ from those estimates.

These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and the related notes thereto as of and for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2026 (the 2025 Annual Report on Form 10-K). Refer to “Notes to Financial Statements—Note 2. Basis of Presentation and Summary of Significant Accounting Policies,” within the 2025 Annual Report on Form 10-K for a full list of the Company’s significant accounting policies. The information in those notes has not changed except as a result of normal adjustments in the interim periods.

Recently Adopted Accounting Pronouncements

In July 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2025-05, which amends Accounting Standards Codification (ASC) 326, Financial Instruments—Credit Losses, to provide an optional practical expedient for estimating expected credit losses on current accounts receivable and current contract assets arising from contracts with customers. Under this practical expedient, entities may elect to assume that conditions as of the balance sheet date do not change over the remaining life of the asset. The Company elected this practical expedient and applied the guidance prospectively beginning January 1, 2026. The adoption of this ASU did not have a material impact on the Company’s condensed financial statements, and the Company does not expect its adoption to have a material impact on its financial statements in future periods.

Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires the disaggregation of specific expense categories in the notes to the financial statements, as well as a qualitative description of remaining expense amounts that are not separately disaggregated. The standard is effective for annual reporting periods beginning after December 15, 2026, and requires prospective application, with the option to apply it retrospectively. The Company is currently evaluating the impact of this standard on its disclosures.

In September 2025, the FASB issued ASU 2025-06, which clarifies and modernizes the accounting for costs related to internal-use software in ASC 350-40, Intangibles—Goodwill and Other—Internal-Use Software. The guidance removes references to project stages in ASC 350-40 and clarifies the threshold at which entities begin capitalizing costs. Additionally, it specifies disclosure requirements for capitalized software costs accounted for under ASC 350-40, regardless of how those costs are presented in the financial statements. The guidance is effective for fiscal years beginning after December 15, 2027, including interim reporting periods, with early adoption permitted. The Company is currently evaluating the impact of this standard on its financial statements.

Note 3. Segment Reporting

Operating segments are defined as components of an entity for which separate financial information is available and that are regularly reviewed by the Chief Operating Decision Maker (CODM) to allocate resources to a segment and assess its performance. Teknova’s CODM is its Chief Executive Officer, currently Stephen Gunstream. Teknova derives revenue primarily in the United States through the manufacture and sale of critical reagents. Teknova has determined that it operates as one reporting unit, one operating segment, and one reportable segment, as the CODM reviews financial information on a consolidated basis for purposes of allocating resources, making operating decisions, and evaluating financial performance.

The CODM assesses performance and decides how to allocate resources and make operating decisions based on net loss, as reported in the statement of operations. Net loss is also used to monitor budget versus actual results. Segment assets are measured as total assets, as reported on the balance sheet. Revenues, expenses, and assets requiring disclosure in accordance with ASC 280, Segment Reporting, are included in the accompanying financial statements. See the Condensed Statements of Operations for the three months ended March 31, 2026 and 2025 and the Condensed Balance Sheets as of March 31, 2026 and December 31, 2025, for details.

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

Teknova’s revenue, disaggregated by product category, was as follows (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Lab Essentials	$8,395	$8,117
Clinical Solutions	2,145	1,162
Other	537	516
Total revenue	$11,077	$9,795

Teknova’s revenue, disaggregated by geographic region, was as follows (in thousands):

	For the Three Months Ended March 31,
	2026	2025
United States	$10,561	$9,272
International	516	523
Total revenue	$11,077	$9,795

Note 5. Concentrations of Risk

Customers

Customers that accounted for 10% or more of the Company’s revenues and outstanding balance of accounts receivable were as follows:

	For the Three Months Ended March 31,		As of	As of
	2026	2025	March 31, 2026	December 31, 2025
Distributor customer A	22%	22%	21%	16%

The Company’s customers that are distributors, as opposed to direct customers, represent highly diversified customer bases.

Suppliers

Suppliers that accounted for 10% or more of the Company’s inventory purchases and outstanding balance of accounts payable were as follows:

	For the Three Months Ended March 31,		As of	As of
	2026	2025	March 31, 2026	December 31, 2025
Distributor supplier A	33%	34%	19%	29%
Direct supplier A	26%	21%	13%	14%

The Company’s suppliers that are distributors, as opposed to direct suppliers, represent highly diversified supplier bases.

Note 6. Short-term Held-to-Maturity Investments

The Company invests excess cash balances in short-term U.S. Treasuries. Investments are classified based on the facts and circumstances present at the time of purchase. The appropriateness of that classification is subsequently reassessed at each reporting date. As of March 31, 2026, the Company has both the ability and intention to hold these investments until maturity and therefore has classified these investments as held-to-maturity and recorded them at amortized cost which approximates fair value and presented them in “Short-term investments, held-to-maturity” on the Condensed Balance Sheets. The fair value of the Company's short-term investments was based on quoted prices in active markets for these investments (Level 1). The income recognized for these investments was recorded within interest income on the Condensed Statements of Operations.

Note 7. Inventories, Net

Inventories consisted of the following (in thousands):

	As of March 31, 2026	As of December 31, 2025
Finished goods, net	$3,394	$4,117
Work in process	206	101
Raw materials, net	3,274	2,836
Total inventories, net	$6,874	$7,054

Note 8. Property, Plant, and Equipment, Net

Property, plant, and equipment consisted of the following (in thousands):

	As of March 31, 2026	As of December 31, 2025
Machinery and equipment	$31,249	$30,095
Office furniture and equipment	892	892
Vehicles	333	333
Leasehold improvements	24,965	24,868
	57,439	56,188
Less—Accumulated depreciation	(18,662)	(17,372)
	38,777	38,816
Construction in progress	1,747	2,917
Total property, plant, and equipment, net	$40,524	$41,733

For each of the three months ended March 31, 2026 and 2025, depreciation expense was $1.3 million.

Note 9. Leases

The Company leases office space, warehouse and manufacturing space, and equipment. The Company’s lease agreements have remaining lease terms of 3 to 12 years, and some of these leases have renewal and termination options exercisable at the Company’s election. Terms and conditions to extend or terminate such leases are recognized as part of the right-of-use assets and lease liabilities where reasonably certain to be exercised. All of the Company’s leases are operating leases.

The components of lease expense and other information related to leases were as follows (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Operating lease expense	$669	$684
Variable lease expense	112	113
Total lease expense	$781	$797

Cash paid for amounts included in the measurement of the lease liabilities was $0.6 million for each of the three months ended March 31, 2026 and 2025. The weighted-average discount rate was 5.1% and the weighted-average remaining lease term was 7.0 years as of March 31, 2026.

Maturities of operating lease liabilities at March 31, 2026 were as follows (in thousands):

Amount
Remainder of 2026	$1,936
2027	2,644
2028	2,697
2029	2,694
2030	2,495
Thereafter	5,217
Total lease payments	17,683
Less: imputed interest	(3,026)
Present value of lease liabilities	14,657
Less: current portion	(1,915)
Lease liabilities less current portion	$12,742

Note 10. Intangible Assets, Net

The following is a summary of intangible assets with definite and indefinite lives (in thousands):

	Balance at March 31, 2026			Balance at December 31, 2025
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Definite Lived:
Customer relationships	$9,180	$8,274	$906	$9,180	$7,987	$1,193
Indefinite Lived:
Tradename	10,750	—	10,750	10,750	—	10,750
Total intangible assets	$19,930	$8,274	$11,656	$19,930	$7,987	$11,943

For each of the three months ended March 31, 2026 and 2025, amortization expense was $0.3 million.

As of March 31, 2026, the remaining weighted-average useful life of definite lived intangible assets was 0.8 years. The estimated future amortization expense of intangible assets with definite lives was as follows (in thousands):

Amount
Remainder of 2026	$861
2027	45
Estimated future amortization expense of definite-lived intangible assets	$906

Note 11. Accrued Liabilities

Accrued liabilities were comprised of the following (in thousands):

	As of March 31, 2026	As of December 31, 2025
Payroll-related	$2,308	$3,230
Property, plant, and equipment	—	51
Deferred revenue	11	6
Insurance premiums and accrued interest	—	97
Other	1,044	899
Total current accrued liabilities	$3,363	$4,283

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

The Second Amended and Restated Credit Agreement provides for a $28.245 million credit facility consisting of a $23.245 million senior secured term loan (Term Loan) and a $5.0 million working capital facility (Revolver). The Term Loan consists of the $12.135 million balance outstanding under the previous term loan, plus an additional $1.110 million related to the exit fee that would otherwise have been due upon closing of the Second Amended Restated Term Loan Credit Agreement, as well as an additional tranche of $10.0 million that may become available for use in an acquisition, with MidCap’s consent. The maximum loan amount under the Revolver is $5.0 million, with borrowings limited in accordance with a borrowing base calculation, based solely on eligible accounts receivable. As of March 31, 2026, there were no amounts outstanding under the Revolver, and $3.6 million was available based on borrowing base estimates.

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

The Second Amended and Restated Credit Agreement includes minimum net revenue requirements that are measured on a trailing twelve-month basis and a minimum cash requirement throughout the term of the Second Amended and Restated Credit Agreement. The minimum cash requirement is $8.0 million, which includes cash and cash equivalents as well as short-term investments in U.S. Treasuries, under the terms of the Second Amended and Restated Credit Agreement. The Company was in compliance with financial covenants under the terms of the Second Amended and Restated Credit Agreement as of March 31, 2026.

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

Long-term debt, net consisted of the following (in thousands):

	As of March 31, 2026	As of December 31, 2025
Long-term debt	$13,245	$13,245
Cumulative accretion of exit fee	135	102
Unamortized debt discount and debt issuance costs	(210)	(224)
Long-term debt, net	$13,170	$13,123

At March 31, 2026, the scheduled maturities of the Company’s debt obligations were as follows (in thousands):

Amount
Remainder of 2026	$—
2027	—
2028	5,519
2029	6,623
2030	1,103
Total	$13,245

As of March 31, 2026, the fair value of the Company’s long-term debt approximated its carrying value. The fair value of the Company’s long-term debt was based on observable market inputs (Level 2).

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

Stock Options

The following table summarizes the stock option activity for the three months ended March 31, 2026 (in thousands, except share and per share data):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2026	5,271,889	$5.70	6.71	$6,940
Granted	1,173,400	$2.01
Exercised	(25,508)	$0.35
Forfeited	(275)	$2.97
Expired	(1,775)	$2.97
Outstanding at March 31, 2026	6,417,731	$3.29	7.10	$4,531
Vested and expected to vest at March 31, 2026	6,133,049	$3.42	7.30	$3,838
Exercisable at March 31, 2026	3,437,966	$2.62	5.89	$2,793

The weighted average assumptions used in the Black-Scholes pricing model for stock options granted during the three months ended March 31, 2026 and 2025, were as follows:

	For the Three Months Ended March 31,
	2026	2025
Estimated dividend yield	-%	-%
Weighted-average expected stock price volatility	37.12%	35.89%
Weighted-average risk-free interest rate	3.74%	4.38%
Expected average term of options (in years)	6.25	6.25
Weighted-average fair value of common stock	$2.01	$8.23
Weighted-average fair value per option	$0.87	$3.59

Restricted Stock

The following table summarizes the restricted stock unit activity for the three months ended March 31, 2026 (in thousands, except share and per share data):

	Number of Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2026	45,073	$5.41	0.66	$171
Granted	—	$—
Vested	(22,538)	$5.41
Forfeited	—	$—
Outstanding at March 31, 2026	22,535	$5.41	0.91	$65
Vested and expected to vest at March 31, 2026	22,535	$5.41	0.91	$65

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan (ESPP) that authorizes the issuance of shares of common stock pursuant to purchase rights granted to eligible employees. Unless otherwise determined by the Company’s board of directors, shares of the Company’s common stock will be purchased for the accounts of employees participating in the Company’s ESPP at a price per share equal to the lesser of (i) 85% of the fair market value of a share of the Company’s common stock on the first day of an offering; or (ii) 85% of the fair market value of a share of the Company’s common stock on the date of purchase. Offering periods are generally six months long; offering periods begin on June 1 and December 1 of each year. The Company issued zero shares of common stock under the ESPP during the three months ended March 31, 2026 and 2025.

Stock-Based Compensation Expense

Stock-based compensation expense included in the accompanying condensed financial statements was as follows (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Cost of sales	$20	$29
Research and development	9	(8)
Sales and marketing	92	47
General and administrative	574	784
Total stock-based compensation expense	$695	$852

Stock-based compensation expense related to stock options was $0.7 million for the three months ended March 31, 2026, and $0.8 million for the three months ended March 31, 2025. Unrecognized compensation expense related to stock options was $5.3 million at March 31, 2026, which is expected to be recognized as expense over the weighted-average period of 2.91 years.

Stock-based compensation expense related to restricted stock units was not significant for each of the three months ended March 31, 2026 and 2025. Unrecognized compensation expense related to restricted stock units was $0.1 million at March 31, 2026, which is expected to be recognized as expense over the weighted-average period of 0.91 years.

Stock-based compensation expense related to the ESPP was not significant for either the three months ended March 31, 2026 and 2025. Total compensation expense related to the ESPP not yet recognized was not significant at March 31, 2026. As of March 31, 2026, an insignificant amount has been withheld on behalf of employees for future purchases under the ESPP.

Note 14. Income Taxes

For the three months ended March 31, 2026 and 2025, the Company’s income tax expense was not significant. The effective tax rates for the three months ended March 31, 2026 and 2025 were (1.0%) and (0.5%), respectively. The effective tax rates differ from the federal statutory rate primarily due to operating losses not expected to produce an income tax benefit.

The Company had insignificant unrecognized tax benefits as of March 31, 2026 and 2025. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not expect the balance of unrecognized tax benefits to change significantly over the next twelve months. The Company had not accrued interest or penalties related to uncertain tax positions as of March 31, 2026 or 2025. The Company is currently under examination by the Internal Revenue Service for the 2023 tax year. The Company is not currently under examination by any other taxing authorities or for any other taxable years.

Note 15. Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive common stock equivalents to the extent they are dilutive. For purposes of this calculation, stock options, restricted stock units, and employee stock purchase rights, are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive for all periods presented.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	For the Three Months Ended March 31,
	2026	2025
Net loss	$(4,555)	$(4,645)
Weighted average shares used in computing net loss per share—basic and diluted	53,606,278	53,421,533
Net loss per share—basic and diluted	$(0.08)	$(0.09)

The following is a summary of the common stock equivalents for the securities outstanding during the respective periods that have been excluded from the computation of diluted net loss per common share, as their effect would be anti-dilutive:

	For the Three Months Ended March 31,
	2026	2025
Equity-based compensation	5,620,950	4,426,635

Note 16. Related Parties

Telegraph Hill Partners Management Company LLC, through its affiliated investment funds (collectively, “THP”), is the Company’s controlling stockholder. Entities under common control of THP are considered related parties. The Company sells products to certain entities affiliated with THP.

For the three months ended March 31, 2026, the Company recognized revenue from THP-affiliated entities of $0.2 million. For the three months ended March 31, 2025, such revenue was not significant. Accounts receivable from THP-affiliated entities was $0.2 million and not significant as of March 31, 2026 and December 31, 2025, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and related notes thereto included in Part I, Item I of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes thereto for the year ended December 31, 2025, included in the 2025 Annual Report on Form 10-K (the 2025 Annual Report on Form 10-K) filed on March 2, 2026, with the Securities and Exchange Commission (SEC). For a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Quarterly Report on Form 10-Q, you should review the risk factors identified in Part I, Item 1A, Risk Factors, of our 2025 Annual Report on Form 10-K and in Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q.

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

We have two primary product categories: (i) Lab Essentials, and (ii) Clinical Solutions. Our products cross all stages of development, from early research through commercialization. We offer three primary product types: (i) pre-poured media plates for cell growth and cloning; (ii) liquid microbial culture media and supplements for cellular expansion; and (iii) molecular biology reagents for sample manipulation, resuspension, and purification. Our liquid microbial culture media and supplements and molecular biology reagents are available in both of our two primary product categories; pre-poured media plates are available in our Lab Essentials category only.

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

We generated revenue of $11.1 million during the three months ended March 31, 2026, which represented an increase of $1.3 million compared to revenue of $9.8 million during the three months ended March 31, 2025. For the three months ended March 31, 2026 and 2025, only 4.7% and 5.3%, respectively, of our revenue was generated from customers located outside of the United States. Our sales outside of the United States are denominated in U.S. Dollars. We primarily generate sales through direct channels and a small salesforce, supported by an established network of distributors.

We had an operating loss of $4.3 million during the three months ended March 31, 2026, compared to an operating loss of $5.0 million during the three months ended March 31, 2025. While our expenses may fluctuate over the short term, we expect our expenses will increase in future periods, but at a slower rate, in connection with our ongoing activities as we:

•
attract, hire, and retain qualified personnel;
•
invest in processes and infrastructure to improve operating efficiency and expand capacity at our facilities, including the ramp up of our new warehouse and distribution facility;
•
build our brand awareness and market presence through targeted marketing initiatives, strategic partnerships, and expanded sales efforts; and
•
increase investment in selling and marketing activities to drive customer acquisition, strengthen channel relationships, and support revenue growth across existing and new markets.

Impact of Broader Economic Trends on Our Business

We continue to closely monitor economic uncertainty in the U.S. and abroad. General inflation in the U.S. rose in recent years to levels not experienced in recent decades. While the rate of inflation has moderated in recent years, general inflation, including rising prices for our raw materials and other inputs, tariffs, as well as rising salaries and other expenses, can negatively impact our business by increasing our cost of sales and operating expenses. Inflation, together with uncertainty regarding future interest rate changes, and broader macroeconomic uncertainty, may cause our customers to reduce, delay, or cancel orders for our goods and services, thereby causing a decrease in or change in the timing of sales of our products and services. We cannot predict the impact of future inflation and interest rate changes on the results of our operations. Furthermore, changes to tariff and related international trade policy that began in 2025 has created uncertainty about the broader economy and our business. For further information regarding the impact of these economic factors on the Company, please see the risk factors identified in Part I, Item 1A, Risk Factors, of our 2025 Annual Report on Form 10-K.

Results of Operations

Comparison of the Three Months Ended March 31, 2026, and Three Months Ended March 31, 2025

The following tables set forth our results of operations for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	For the Three Months Ended March 31,
	2026	2025	$ Change	% Change
Revenue	$11,077	$9,795	$1,282	13.1%
Cost of sales	7,293	6,788	505	7.4%
Gross profit	3,784	3,007	777	25.8%
Operating expenses:
Research and development	609	552	57	10.3%
Sales and marketing	2,128	1,640	488	29.8%
General and administrative	5,058	5,492	(434)	(7.9)%
Amortization of intangible assets	287	287	—	—
Total operating expenses	8,082	7,971	111	1.4%
Loss from operations	(4,298)	(4,964)	666	(13.4)%
Other (expenses) income, net
Interest expense, net	(219)	(144)	(75)	52.1%
Other adjustment to loan exit fee	—	485	(485)	(100.0)%
Other income	9	—	9	100.0%
Total other (expenses) income, net	(210)	341	(551)	(161.6)%
Loss before income taxes	(4,508)	(4,623)	115	(2.5)%
Provision for income taxes	47	22	25	113.6%
Net loss	$(4,555)	$(4,645)	$90	(1.9)%

Revenue

Our revenue disaggregated by product category for the three months ended March 31, 2026 and 2025, was as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2026	2025	$ Change	% Change
Lab Essentials	$8,395	$8,117	$278	3.4%
Clinical Solutions	2,145	1,162	983	84.6%
Other	537	516	21	4.1%
Total revenue	$11,077	$9,795	$1,282	13.1%

Total revenue was $11.1 million and $9.8 million for the three months ended March 31, 2026 and 2025, respectively.

Lab Essentials revenue was $8.4 million for the three months ended March 31, 2026, an increase of $0.3 million, or 3.4%, compared to $8.1 million for the three months ended March 31, 2025. The increase in Lab Essentials revenue was attributable to higher average revenue per customer, partially offset by a decreased number of customers.

Clinical Solutions revenue was $2.1 million for the three months ended March 31, 2026, an increase of $1.0 million, or 84.6%, compared to $1.2 million for the three months ended March 31, 2025. The increase in Clinical Solutions revenue was attributable to an increased number of customers and, to a slightly lesser extent higher average revenue per customer.

Our revenue disaggregated by geographic region, for the three months ended March 31, 2026 and 2025, was as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2026	2025	$ Change	% Change
United States	$10,561	$9,272	$1,289	13.9%
International	516	523	(7)	(1.3)%
Total revenue	$11,077	$9,795	$1,282	13.1%

Revenue from U.S. sales was $10.6 million and $9.3 million for the three months ended March 31, 2026 and 2025, respectively. Revenue from U.S. sales as a percentage of our total revenue was consistent period over period, representing 95.3% and 94.7% of our total revenue during the three months ended March 31, 2026 and 2025, respectively.

Revenue from international sales was $0.5 million for each of the three months ended March 31, 2026 and 2025, respectively. Revenue from international sales as a percentage of our total revenue was also consistent period over period, representing 4.7% and 5.3% of our total revenue during the three months ended March 31, 2026 and 2025, respectively.

Gross profit

Our gross profit for the three months ended March 31, 2026 and 2025, was as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2026	2025	$ Change	% Change
Cost of sales	$7,293	$6,788	$505	7.4%
Gross profit	3,784	3,007	777	25.8%
Gross profit %	34.2%	30.7%

Gross profit percentage was 34.2% and 30.7% for the three months ended March 31, 2026 and 2025, respectively. The increase in gross profit was primarily driven by higher revenue.

Operating expenses

Our operating expenses for the three months ended March 31, 2026 and 2025, were as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2026	2025	$ Change	% Change
Research and development	$609	$552	$57	10.3%
Sales and marketing	2,128	1,640	488	29.8%
General and administrative	5,058	5,492	(434)	(7.9)%
Amortization of intangible assets	287	287	—	—
Total operating expenses	$8,082	$7,971	$111	1.4%

Research and development expenses were consistent at $0.6 million and $0.6 million for the three months ended March 31, 2026 and 2025, respectively.

Sales and marketing expenses were $2.1 million and $1.6 million for the three months ended March 31, 2026 and 2025, respectively. The increase was primarily driven by higher headcount and increased marketing expenses.

General and administrative expenses were $5.1 million and $5.5 million for the three months ended March 31, 2026 and 2025, respectively. The decrease was primarily driven by lower stock-based compensation expense and professional fees.

Amortization of intangible assets was consistent at $0.3 million for each of the three months ended March 31, 2026 and 2025.

Other (expenses) income, net

Our other (expenses) income, net for the three months ended March 31, 2026 and 2025, were as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2026	2025	$ Change	% Change
Interest expense, net	$(219)	$(144)	$(75)	52.1%
Other adjustment to loan exit fee	—	485	(485)	(100.0)%
Other income	9	—	9	100.0%
Total other (expenses) income, net	$(210)	$341	$(551)	(161.6)%

Total other (expenses) income, net was an expense of $0.2 million for the three months ended March 31, 2026, compared to income of $0.3 million for the three months ended March 31, 2025. The increase in total other expense, net was primarily attributable to the $0.5 million adjustment recognized on the exit fee concurrent with the refinancing of our credit agreement during the three months ended March 31, 2025.

Provision for income taxes

Our provision for income taxes for the three months ended March 31, 2026 and 2025, was as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2026	2025	$ Change	% Change
Provision for income taxes	$47	$22	$25	113.6%
Effective tax rate	(1.0)%	(0.5)%

Our income taxes were not significant for either the three months ended March 31, 2026 or 2025. The effective tax rates for the three months ended March 31, 2026 and 2025 were (1.0%) and (0.5)%, respectively. The effective tax rates differ from the federal statutory rate primarily due to operating losses not expected to produce an income tax benefit.

Liquidity and Capital Resources

The primary sources of financing for our operations are our (i) registered direct offering and concurrent private placement completed in September 2023, which resulted in aggregate gross proceeds of $22.9 million before deducting offering expenses of $0.4 million and the prepayment of $10.0 million of the Term Loan, and (ii) private placement completed in July 2024, which resulted in aggregate gross proceeds of $15.4 million before deducting offering expenses of $0.2 million.

Our principal liquidity requirements are to fund our operations and capital expenditures. During the three months ended March 31, 2026, we incurred net losses of $4.6 million. In addition, as of March 31, 2026, we had an accumulated deficit of $140.3 million and $13.2 million in borrowings outstanding under our Term Loan (defined below). As of March 31, 2026, we had $24.8 million in net working capital, which included $17.8 million in cash and cash equivalents and short-term investments. Our material cash requirements from known contractual obligations and commitments relate primarily to operating leases for our office, manufacturing, warehouse, and distribution facilities at March 31, 2026. See “Notes to Financial Statements—Note 9. Leases,” for a discussion of our lease obligations reflected on our Condensed Balance Sheets.

In addition to our existing cash and cash equivalents and short-term investments, our principal source of liquidity is our credit facility. On March 3, 2025, we entered into the Second Amended and Restated Credit Agreement with MidCap Financial (Midcap) Trust which provides for loan commitments in an aggregate amount of up to $28.245 million consisting of a $23.245 million senior secured term loan (Term Loan) and a $5.0 million working capital facility (Revolver). The Term Loan consists of the $12.135 million balance outstanding under the previous term loan, plus an additional $1.110 million related to the exit fee that would otherwise have been due upon closing of the Second Amended and Restated Term Loan Credit Agreement, as well as an additional tranche of $10.0 million that may become available for use in an acquisition, with MidCap’s consent. As of March 31, 2026, there were no amounts outstanding under the Revolver, and $3.6 million was available based on borrowing base estimates. The Second Amended and Restated Credit Agreement includes minimum net revenue requirements that are measured on a trailing twelve-month basis and a minimum cash requirement throughout the term of the agreement. The minimum cash requirement is $8.0 million, which includes cash and cash equivalents as well as short-term investments in U.S. Treasuries. We were in compliance with our financial covenants under the terms of the Second Amended and Restated Credit Agreement as of March 31, 2026. See “Notes to Financial Statements—Note 12. Long-Term Debt, Net” for a more detailed discussion of the material terms of our Second Amended and Restated Credit Agreement.

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

The following table sets forth, for the periods indicated, net cash flows used in operating activities, provided by investing activities, and used in financing activities (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(3,359)	$(4,103)
Net cash provided by investing activities	1,841	3,824
Net cash used in financing activities	(88)	(52)
Net decrease in cash and cash equivalents	$(1,606)	$(331)

Operating Activities

Net cash used in operating activities for both the three months ended March 31, 2026 and 2025 consisted primarily of net loss, adjusted for certain non-cash items, and changes in working capital and other operating activities.

Net cash used in operating activities was $3.4 million for the three months ended March 31, 2026, which primarily consisted of net loss of $4.6 million plus net adjustments for non-cash charges of $2.7 million, offset by net changes in operating assets and liabilities of $1.5 million. The primary non-cash adjustments to net loss included $1.6 million of depreciation and amortization, $0.7 million of stock-based compensation, and a $0.4 million provision for inventory. The main drivers of the changes in operating assets and liabilities were a $1.1 million increase in accounts receivable, a $0.8 million decrease in accrued liabilities, and a $0.2 million increase in inventories, partially offset by a $0.3 million increase in accounts payable, and a $0.2 million decrease in prepaid expenses and other current assets.

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

Investing Activities

Net cash provided by investing activities was $1.8 million for the three months ended March 31, 2026, which consisted of maturities of short-term investments of $6.0 million, partially offset by purchases of short-term investments of $3.9 million and purchases of property, plant, and equipment of $0.2 million.

Net cash used in investing activities was $3.8 million for the three months ended March 31, 2025, which consisted of maturities of short-term investments of $6.0 million, partially offset by purchases of short-term investments of $2.0 million and purchases of property, plant, and equipment of $0.2 million.

Financing Activities

Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2026, which was primarily attributable to repayment of financed insurance premiums of $0.1 million.

Net cash used in financing activities was $0.1 million for the three months ended March 31, 2025, which was primarily attributable to payment of exit fee costs of $1.1 million and repayment of financed insurance premiums of $0.1 million, largely offset by proceeds from long-term debt of $1.1 million.

Critical Accounting Policies and Estimates

For a discussion of our critical accounting estimates, refer to "Management’s Discussion and Analysis of Results of Operations and Financial Condition" in Part II, Item 7 and the notes to our financial statements in Part II, Item 8 of our 2025 Annual Report on Form 10-K. See also “Notes to Financial Statements—Note 2. Basis of Presentation and Summary of Significant Accounting Policies,” to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no material changes to our critical accounting estimates since our 2025 Annual Report on Form 10-K.

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
•
the last day of our fiscal year following the fifth anniversary of the date of the closing of our initial public offering, which we completed in June 2021;
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

Recent Accounting Pronouncements

A description of recent accounting pronouncements that may potentially impact our financial position, results of operations, or cash flows is disclosed in “Notes to Financial Statement—Note 2. Basis of Presentation and Summary of Significant Accounting Policies,” to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined in Rule 12b-2 under the Exchange Act for this reporting period and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A—“Risk Factors” in the 2025 Annual Report on Form 10-K describes some of the risks and uncertainties associated with our business, which we strongly encourage you to review. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. Except as set forth below, there have been no material changes in our risk factors from those disclosed in the 2025 Annual Report on Form 10-K.

We have incurred operating losses in the past and may incur losses in the future.

We have incurred operating losses in the past, may incur operating losses in the future and may never achieve or maintain profitability. For the three months ended March 31, 2026, we incurred net losses of $4.6 million. We have incurred and will continue to incur costs in connection with legal, accounting, and other administrative expenses related to operating as a public company and we expect that our operating expenses will increase modestly with the growth of our business. Since our inception, we have financed our operations primarily through revenue from our products, the sale of our equity securities, and debt. While our revenue has generally grown over the last several years, including 2025 compared to 2024, it decreased in 2023 compared to 2022. If our revenue declines or fails to grow at a rate sufficient to offset our operating expenses, we will not be able to achieve and maintain profitability in future periods. We may never be able to generate sufficient revenue to achieve or maintain profitability, and our more recent growth and historical profitability should not be considered predictive of our future performance.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
Unregistered Sales of Equity Securities

None.

(b)
Use of Proceeds from Initial Public Offering of Common Stock

Not applicable.

(c)
Repurchases

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

None of our officers or directors (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K), during the three months ended March 31, 2026.

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

ALPHA TEKNOVA INC.

Date: May 7, 2026	By:	/s/ STEPHEN GUNSTREAM
Stephen Gunstream
President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2026	By:	/s/ MATTHEW LOWELL
Matthew Lowell
Chief Financial Officer (Principal Financial Officer)