Form 10-Q
period 2026-06-30
Alpha Teknova, Inc.
filed 2026-08-06
CIK 1850902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 5, 2026, the registrant had 53,688,246 shares of common stock, $0.00001 par value per share, outstanding.

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
•
our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the JOBS Act), and the impact of the anticipated loss of emerging growth company status as of the end of the fiscal year ended December 31, 2026;
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
•
the use of artificial intelligence or other emerging technologies in various facets of our operations, including in our manufacturing processes, quality systems, and customer-facing activities, and the potential for such technologies to exacerbate competitive, operational, regulatory, legal, cybersecurity, intellectual property, compliance, and other risks;
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
•
the availability of exemption of our products from compliance with the U.S. Food, Drug and Cosmetic Act;
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

ALPHA TEKNOVA, INC.

Form 10-Q for the Quarter Ended June 30, 2026

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

ALPHA TEKNOVA, INC.

Condensed Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$12,185	$10,287	$23,262	$20,082
Cost of sales	7,300	6,303	14,593	13,091
Gross profit	4,885	3,984	8,669	6,991
Operating expenses:
Research and development	554	581	1,163	1,133
Sales and marketing	2,122	1,573	4,250	3,213
General and administrative	4,812	4,929	9,870	10,421
Amortization of intangible assets	287	287	574	574
Total operating expenses	7,775	7,370	15,857	15,341
Loss from operations	(2,890)	(3,386)	(7,188)	(8,350)
Other (expenses) income, net
Interest expense, net	(252)	(165)	(471)	(309)
Other adjustment to loan exit fee	—	—	—	485
Other income	2	—	11	—
Total other (expenses) income, net	(250)	(165)	(460)	176
Loss before income taxes	(3,140)	(3,551)	(7,648)	(8,174)
Provision for income taxes	30	19	77	41
Net loss	$(3,170)	$(3,570)	$(7,725)	$(8,215)
Net loss per share—basic and diluted	$(0.06)	$(0.07)	$(0.14)	$(0.15)
Weighted average shares used in computing net loss per share—basic and diluted	53,634,826	53,448,736	53,614,671	53,435,210

The accompanying notes are an integral part of these condensed financial statements.

ALPHA TEKNOVA, INC.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	As of June 30, 2026	As of December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$6,004	$5,912
Short-term investments, held-to-maturity	11,432	15,426
Accounts receivable, net of allowance for credit losses of $27 thousand and $23 thousand as of June 30, 2026 and December 31, 2025, respectively	5,408	4,618
Inventories, net	6,911	7,054
Prepaid expenses and other current assets	1,069	1,501
Total current assets	30,824	34,511
Property, plant, and equipment, net	39,311	41,733
Operating right-of-use lease assets	13,247	14,112
Intangible assets, net	11,369	11,943
Other non-current assets	1,127	1,285
Total assets	$95,878	$103,584
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,438	$1,378
Accrued liabilities	3,476	4,283
Current portion of operating lease liabilities	1,958	1,876
Total current liabilities	6,872	7,537
Deferred tax liabilities	956	879
Long-term debt, net	13,218	13,123
Long-term operating lease liabilities	12,232	13,270
Total liabilities	33,278	34,809
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized at June 30, 2026 and December 31, 2025, respectively, zero shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.00001 par value, 490,000,000 shares authorized at June 30, 2026 and December 31, 2025, 53,682,647 and 53,562,154 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	206,114	204,564
Accumulated deficit	(143,515)	(135,790)
Total stockholders’ equity	62,600	68,775
Total liabilities and stockholders’ equity	$95,878	$103,584

The accompanying notes are an integral part of these condensed financial statements.

ALPHA TEKNOVA, INC.

Condensed Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at April 1, 2026	53,610,200	$1	$205,268	$(140,345)	$64,924
Stock-based compensation	—	—	622	—	622
Issuance of common stock upon exercise of stock options	58,728	—	170	—	170
Issuance of common stock under employee stock purchase plan	13,719	—	54	—	54
Net loss	—	—	—	(3,170)	(3,170)
Balance at June 30, 2026	53,682,647	$1	$206,114	$(143,515)	$62,600

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at April 1, 2025	53,437,060	$1	$201,780	$(123,176)	$78,605
Stock-based compensation	—	—	950	—	950
Issuance of common stock upon exercise of stock options	5,710	—	16	—	16
Vesting of restricted stock units	60,000	—	—	—	—
Issuance of common stock under employee stock purchase plan	11,518	—	56	—	56
Net loss	—	—	—	(3,570)	(3,570)
Balance at June 30, 2025	53,514,288	$1	$202,802	$(126,746)	$76,057

The accompanying notes are an integral part of these condensed financial statements.

ALPHA TEKNOVA, INC.

Condensed Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2026	53,562,154	$1	$204,564	$(135,790)	$68,775
Stock-based compensation	—	—	1,317	—	1,317
Issuance of common stock upon exercise of stock options	84,236	—	179	—	179
Vesting of restricted stock units	22,538	—	—	—	—
Issuance of common stock under employee stock purchase plan	13,719	—	54	—	54
Net loss	—	—	—	(7,725)	(7,725)
Balance at June 30, 2026	53,682,647	$1	$206,114	$(143,515)	$62,600

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2025	53,409,727	$1	$200,924	$(118,531)	$82,394
Stock-based compensation	—	—	1,802	—	1,802
Issuance of common stock upon exercise of stock options	10,505	—	20	—	20
Vesting of restricted stock units	82,538	—	—	—	—
Issuance of common stock under employee stock purchase plan	11,518	—	56	—	56
Net loss	—	—	—	(8,215)	(8,215)
Balance at June 30, 2025	53,514,288	$1	$202,802	$(126,746)	$76,057

The accompanying notes are an integral part of these condensed financial statements.

ALPHA TEKNOVA, INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2026	2025
Operating activities:
Net loss	$(7,725)	$(8,215)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	5	49
Inventory reserve	825	925
Depreciation and amortization	3,169	3,170
Stock-based compensation	1,317	1,802
Deferred taxes	77	41
Accrued interest income on short-term investments	7	54
Amortization of discount on short-term investments	(145)	(355)
Amortization of debt financing costs	95	129
Other adjustment to loan exit fee	—	(485)
Non-cash lease expense	29	61
Loss on disposal of property, plant, and equipment	24	19
Changes in operating assets and liabilities:
Accounts receivable	(795)	(877)
Inventories	(682)	(1,734)
Prepaid expenses and other current assets	312	(40)
Other non-current assets	158	34
Accounts payable	158	380
Accrued liabilities	(659)	(1,152)
Other	—	(10)
Cash used in operating activities	(3,830)	(6,204)
Investing activities:
Purchases of short-term investments	(7,868)	(9,735)
Maturities of short-term investments	12,000	16,000
Purchases of property, plant, and equipment	(346)	(413)
Cash provided by investing activities	3,786	5,852
Financing activities:
Proceeds from long-term debt	—	1,110
Payment of exit fee costs	—	(1,110)
Repayment of financed insurance premiums	(97)	(56)
Proceeds from exercise of stock options	179	20
Proceeds from issuance of common stock under employee stock purchase plan	54	56
Payment of debt issuance costs	—	(100)
Cash provided by (used in) financing activities	136	(80)
Change in cash and cash equivalents	92	(432)
Cash and cash equivalents at beginning of period	5,912	3,708
Cash and cash equivalents at end of period	$6,004	$3,276
Supplemental cash flow disclosures:
Income taxes paid	$19	$34
Interest paid, net of amounts capitalized	$689	$722
Capitalized property, plant, and equipment included in accounts payable and accrued liabilities	$—	$159
Recognition of operating right-of-use lease asset	$—	$146
Recognition of operating lease liabilities	$—	$146

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

Recently Adopted Accounting Pronouncements

In July 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2025-05, which amends Accounting Standards Codification (ASC) 326, Financial Instruments—Credit Losses, to provide an optional practical expedient for estimating expected credit losses on current accounts receivable and current contract assets arising from contracts with customers. Under this practical expedient, entities may elect to assume that conditions as of the balance sheet date do not change over the remaining life of the asset. The Company elected to adopt this practical expedient and applied the guidance prospectively beginning January 1, 2026. The adoption of this ASU has not had a material impact on the Company’s condensed financial statements, and the Company does not expect its adoption to have a material impact on its financial statements in future periods.

Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires the disaggregation of specific expense categories in the notes to the financial statements, as well as a qualitative description of remaining expense amounts that are not separately disaggregated. The guidance is effective for annual reporting periods beginning after December 15, 2026, and requires prospective application, with the option to apply it retrospectively. The Company is currently evaluating the impact of this guidance on its disclosures.

In September 2025, the FASB issued ASU 2025-06, which clarifies and modernizes the accounting for costs related to internal-use software in ASC 350-40, Intangibles—Goodwill and Other—Internal-Use Software. The guidance removes references to project stages in ASC 350-40 and clarifies the threshold at which entities begin capitalizing costs. Additionally, it specifies disclosure requirements for capitalized software costs accounted for under ASC 350-40, regardless of how those costs are presented in the financial statements. The guidance is effective for fiscal years beginning after December 15, 2027, including interim reporting periods, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its financial statements.

Note 3. Segment Reporting

Operating segments are defined as components of an entity for which separate financial information is available and that are regularly reviewed by the Chief Operating Decision Maker (CODM) to allocate resources to a segment and assess its performance. Teknova’s CODM is its Chief Executive Officer, currently Stephen Gunstream. Teknova derives revenue primarily in the U.S. through the manufacture and sale of critical reagents. Teknova has determined that it operates as one reporting unit, one operating segment, and one reportable segment, as the CODM reviews financial information on a consolidated basis for purposes of allocating resources, making operating decisions, and evaluating financial performance.

The CODM assesses performance and decides how to allocate resources and make operating decisions based on net loss, as reported in the Condensed Statement of Operations. Net loss is also used to monitor budget versus actual results. Segment assets are measured as total assets, as reported on the balance sheet. Revenues, expenses, and assets requiring disclosure in accordance with ASC 280, Segment Reporting, are included in the accompanying financial statements. See the Condensed Statements of Operations for the three and six months ended June 30, 2026 and 2025 and the Condensed Balance Sheets as of June 30, 2026 and December 31, 2025, for details.

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

Teknova’s revenue, disaggregated by product category, was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Lab Essentials	$9,184	$7,792	$17,579	$15,909
Clinical Solutions	2,428	2,060	4,573	3,222
Other	573	435	1,110	951
Total revenue	$12,185	$10,287	$23,262	$20,082

Teknova’s revenue, disaggregated by geographic region, was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
United States	$11,659	$9,777	$22,220	$19,049
International	526	510	1,042	1,033
Total revenue	$12,185	$10,287	$23,262	$20,082

Note 5. Concentrations of Risk

Customers

Customers that accounted for 10% or more of the Company’s revenues and outstanding balance of accounts receivable were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		As of	As of
	2026	2025	2026	2025	June 30, 2026	December 31, 2025
Distributor customer A	24%	22%	23%	22%	27%	16%

The Company’s customers that are distributors, as opposed to direct customers, represent highly diversified customer bases.

Suppliers

Suppliers that accounted for 10% or more of the Company’s inventory purchases and outstanding balance of accounts payable were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		As of	As of
	2026	2025	2026	2025	June 30, 2026	December 31, 2025
Distributor supplier A	29%	26%	31%	29%	15%	29%
Direct supplier A	21%	24%	24%	23%	14%	14%
Direct supplier B	*	13%	*	11%	*	*

* Represents less than 10%.

The Company’s suppliers that are distributors, as opposed to direct suppliers, represent highly diversified supplier bases.

Note 6. Short-term Held-to-Maturity Investments

The Company invests excess cash balances in short-term U.S. Treasuries. Investments are classified based on the facts and circumstances present at the time of purchase. The appropriateness of that classification is subsequently reassessed at each reporting date. As of June 30, 2026, the Company has both the ability and intention to hold these investments until maturity and therefore has classified these investments as held-to-maturity and recorded them at amortized cost which approximates fair value and presented them in “Short-term investments, held-to-maturity” on the Condensed Balance Sheets. The fair value of the Company's short-term investments was based on quoted prices in active markets for these investments (Level 1). The income recognized for these investments was recorded within interest income on the Condensed Statements of Operations.

Note 7. Inventories, Net

Inventories consisted of the following (in thousands):

	As of June 30, 2026	As of December 31, 2025
Finished goods, net	$3,304	$4,117
Work in process	148	101
Raw materials, net	3,459	2,836
Total inventories, net	$6,911	$7,054

Note 8. Property, Plant, and Equipment, Net

Property, plant, and equipment consisted of the following (in thousands):

	As of June 30, 2026	As of December 31, 2025
Machinery and equipment	$31,547	$30,095
Office furniture and equipment	892	892
Vehicles	333	333
Leasehold improvements	24,922	24,868
	57,694	56,188
Less—Accumulated depreciation	(19,936)	(17,372)
	37,758	38,816
Construction in progress	1,553	2,917
Total property, plant, and equipment, net	$39,311	$41,733

For the three and six months ended June 30, 2026, depreciation expense was $1.3 million and $2.6 million, respectively, and for the three and six months ended June 30, 2025, depreciation expense was $1.3 million and $2.6 million, respectively.

Note 9. Leases

The Company leases office space, warehouse and manufacturing space, and equipment. The Company’s lease agreements have remaining lease terms of 3 to 11 years, and some of these leases have renewal and termination options exercisable at the

Company’s election. Terms and conditions to extend or terminate such leases are recognized as part of the right-of-use assets and lease liabilities where reasonably certain to be exercised. All of the Company’s leases are operating leases.

The components of lease expense and other information related to leases were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease expense	$669	$684	$1,338	$1,369
Variable lease expense	112	113	224	227
Total lease expense	$781	$797	$1,562	$1,596

Cash paid for amounts included in the measurement of the lease liabilities was $0.6 million and $1.3 million for the three and six months ended June 30, 2026, respectively, and cash paid for amounts included in the measurement of the lease liabilities was $0.6 million and $1.3 million for the three and six months ended June 30, 2025, respectively. The weighted-average discount rate was 5.1% and the weighted-average remaining lease term was 6.8 years as of June 30, 2026.

Maturities of operating lease liabilities at June 30, 2026, were as follows (in thousands):

Amount
Remainder of 2026	$1,292
2027	2,644
2028	2,697
2029	2,694
2030	2,495
Thereafter	5,217
Total lease payments	17,039
Less: imputed interest	(2,849)
Present value of lease liabilities	14,190
Less: current portion	(1,958)
Lease liabilities less current portion	$12,232

Note 10. Intangible Assets, Net

The following is a summary of intangible assets with definite and indefinite lives (in thousands):

	Balance at June 30, 2026			Balance at December 31, 2025
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Definite Lived:
Customer relationships	$9,180	$8,561	$619	$9,180	$7,987	$1,193
Indefinite Lived:
Tradename	10,750	—	10,750	10,750	—	10,750
Total intangible assets	$19,930	$8,561	$11,369	$19,930	$7,987	$11,943

For each of the three months ended June 30, 2026 and 2025, amortization expense was $0.3 million and for each of the six months ended June 30, 2026 and 2025, amortization expense was $0.6 million.

As of June 30, 2026, the remaining weighted-average useful life of definite lived intangible assets was 0.5 years. The estimated future amortization expense of intangible assets with definite lives was as follows (in thousands):

Amount
Remainder of 2026	$574
2027	45
Estimated future amortization expense of definite lived intangible assets	$619

Note 11. Accrued Liabilities

Accrued liabilities were comprised of the following (in thousands):

	As of June 30, 2026	As of December 31, 2025
Payroll-related	$2,439	$3,230
Property, plant, and equipment	—	51
Deferred revenue	86	6
Insurance premiums and accrued interest	—	97
Other	951	899
Total current accrued liabilities	$3,476	$4,283

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

The Second Amended and Restated Credit Agreement provides for a $28.245 million credit facility consisting of a $23.245 million senior secured term loan (Term Loan) and a $5.0 million working capital facility (Revolver). The Term Loan consists of the $12.135 million balance outstanding under the previous term loan, plus an additional $1.110 million related to the exit fee that would otherwise have been due upon closing of the Second Amended and Restated Term Loan Credit Agreement, as well as an additional tranche of $10.0 million that may become available for use in an acquisition, with MidCap’s consent. The maximum loan amount under the Revolver is $5.0 million, with borrowings limited in accordance with a borrowing base calculation, based solely on eligible accounts receivable. As of June 30, 2026, there were no amounts outstanding under the Revolver, and $3.4 million was available based on borrowing base estimates.

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

The Second Amended and Restated Credit Agreement includes minimum net revenue requirements that are measured on a trailing twelve-month basis and a minimum cash requirement throughout the term of the Second Amended and Restated Credit Agreement. The minimum cash requirement is $8.0 million, which includes cash and cash equivalents as well as short-term investments in U.S. Treasuries, under the terms of the Second Amended and Restated Credit Agreement. The Company was in compliance with financial covenants under the terms of the Second Amended and Restated Credit Agreement as of June 30, 2026.

The maturity date of the Second Amended and Restated Credit Agreement is March 1, 2030, with principal repayments beginning on April 1, 2028. On the date of termination of the Term Loan or the date on which the obligations under the Term Loan become due and payable in full, the Company will pay an exit fee in an amount equal to 5.0% of the total aggregate principal amount of term loans made pursuant to the Second Amended and Restated Term Loan Credit Agreement as of such date. All loans issued under the Second Amended and Restated Credit Agreement are collateralized by certain of the Company’s assets.

Long-term debt, net consisted of the following (in thousands):

	As of June 30, 2026	As of December 31, 2025
Long-term debt	$13,245	$13,245
Cumulative accretion of exit fee	169	102
Unamortized debt discount and debt issuance costs	(196)	(224)
Long-term debt, net	$13,218	$13,123

At June 30, 2026, the scheduled maturities of the Company’s debt obligations were as follows (in thousands):

Amount
Remainder of 2026	$—
2027	—
2028	5,519
2029	6,623
2030	1,103
Total	$13,245

As of June 30, 2026, the fair value of the Company’s long-term debt approximated its carrying value. The fair value of the Company’s long-term debt was based on observable market inputs (Level 2).

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

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2026 (in thousands, except share and per share data):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2026	5,271,889	$5.70	6.71	$6,940
Granted	1,349,000	$2.44
Exercised	(84,236)	$2.12
Forfeited	(80,273)	$4.27
Expired	(26,631)	$3.58
Outstanding at June 30, 2026	6,429,749	$3.34	6.91	$18,115
Vested and expected to vest at June 30, 2026	6,145,067	$3.47	7.11	$16,627
Exercisable at June 30, 2026	3,748,632	$2.84	5.91	$11,673

The weighted average assumptions used in the Black-Scholes pricing model for stock options granted during the three and six months ended June 30, 2026 and 2025, were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Estimated dividend yield	-%	-%	-%	-%
Weighted-average expected stock price volatility	35.97%	37.16%	36.97%	36.05%
Weighted-average risk-free interest rate	4.19%	3.99%	3.80%	4.33%
Expected average term of options (in years)	5.55	5.53	6.16	6.16
Weighted-average fair value of common stock	$5.30	$5.41	$2.44	$7.89
Weighted-average fair value per option	$2.15	$2.22	$1.03	$3.42

Restricted Stock

The following table summarizes restricted stock unit activity for the six months ended June 30, 2026 (in thousands, except share and per share data):

	Number of Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2026	45,073	$5.41	0.66	$171
Granted	—	$—
Vested	(22,538)	$5.41
Forfeited	—	$—
Outstanding at June 30, 2026	22,535	$5.41	0.66	$128
Vested and expected to vest at June 30, 2026	22,535	$5.41	0.66	$128

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan (ESPP) that authorizes the issuance of shares of common stock pursuant to purchase rights granted to eligible employees. Unless otherwise determined by the Company’s board of directors, shares of the Company’s common stock will be purchased for the accounts of employees participating in the Company’s ESPP at a price per share equal to the lesser of (i) 85% of the fair market value of a share of the Company’s common stock on the first day of an offering; or (ii) 85% of the fair market value of a share of the Company’s common stock on the date of purchase. Offering periods are generally six months long; offering periods begin on June 1 and December 1 of each year. The Company issued 13,719 shares of common stock under the ESPP during the three and six months ended June 30, 2026 and 11,518 shares of common stock under the ESPP during the three and six months ended June 30, 2025.

Stock-Based Compensation Expense

Stock-based compensation expense included in the accompanying condensed financial statements was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Cost of sales	$15	$27	$35	$56
Research and development	8	7	17	(1)
Sales and marketing	85	58	177	105
General and administrative	514	858	1,088	1,642
Total stock-based compensation expense	$622	$950	$1,317	$1,802

Stock-based compensation expense related to stock options was $0.6 million and $1.2 million for the three and six months ended June 30, 2026, respectively, and $0.9 million and $1.7 million for the three and six months ended June 30, 2025, respectively. Unrecognized compensation expense related to stock options was $4.6 million at June 30, 2026, which is expected to be recognized as expense over the weighted-average period of 2.76 years.

Stock-based compensation expense related to restricted stock units was not significant for each of the three months ended June 30, 2026 and 2025, and was $0.1 million for each of the six months ended June 30, 2026 and 2025. Unrecognized compensation expense related to restricted stock units was $0.1 million at June 30, 2026, which is expected to be recognized as expense over the weighted-average period of 0.66 years.

Stock-based compensation expense related to the ESPP was not significant for either the three and six months ended June 30, 2026 and 2025. Total compensation expense related to the ESPP not yet recognized was not significant at June 30, 2026. As of June 30, 2026, an insignificant amount has been withheld on behalf of employees for future purchases under the ESPP.

Note 14. Income Taxes

For each of the three months ended June 30, 2026 and 2025, the Company’s income tax expense was not significant. The effective tax rates for the three months ended June 30, 2026 and 2025 were (1.0%) and (0.5%), respectively. The effective tax rates differ from the federal statutory rate primarily due to operating losses not expected to produce an income tax benefit.

For the six months ended June 30, 2026, the Company’s income tax expense was $0.1 million and for the six months ended June 30, 2025 the Company's income tax expense was not significant. The effective tax rates for the six months ended June 30, 2026 and 2025 were (1.0)% and (0.5)%, respectively. The effective tax rates differ from the federal statutory rate primarily due to operating losses not expected to produce an income tax benefit.

The Company had insignificant unrecognized tax benefits as of June 30, 2026 and 2025. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not expect the balance of unrecognized tax benefits to change significantly over the next twelve months. The Company had not accrued interest or penalties related to uncertain tax positions as of June 30, 2026 or 2025. The Company was previously under examination by the Internal Revenue Service for the 2023 tax year. That examination has been closed with no change to the tax reported by the Company. The Company is not currently under examination by any taxing authorities or for any taxable years.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(3,170)	$(3,570)	$(7,725)	$(8,215)
Weighted average shares used in computing net loss per share—basic and diluted	53,634,826	53,448,736	53,614,671	53,435,210
Net loss per share—basic and diluted	$(0.06)	$(0.07)	$(0.14)	$(0.15)

The following is a summary of the common stock equivalents for the securities outstanding during the respective periods that have been excluded from the computation of diluted net loss per common share, as their effect would be anti-dilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Equity-based compensation	6,141,585	5,001,040	5,877,004	4,714,740

Note 16. Related Parties

Telegraph Hill Partners Management Company LLC, through its affiliated investment funds (collectively, THP), is the Company’s controlling stockholder. Entities under common control of THP are considered related parties. The Company sells products to certain entities affiliated with THP.

For the three and six months ended June 30, 2026, the Company recognized revenue from THP-affiliated entities of $0.2 million and $0.3 million, respectively. For the three and six months ended June 30, 2025, such revenue was not significant. Accounts receivable from THP-affiliated entities was $0.2 million and not significant as of June 30, 2026 and December 31, 2025, respectively.

Note 17. Subsequent Events

On July 29, 2026, the Company entered into a financing agreement with AFCO Acceptance Corporation for the financing of the Company’s director and officer liability insurance and related policies. Under the terms of the financing agreement, the Company will pay a total of $0.5 million in premiums, taxes, and fees, plus interest at an annual percentage rate of 6.8% in eleven monthly separate installment payments commencing on August 1, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and related notes thereto included in Part I, Item 1. of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes thereto for the year ended December 31, 2025, included in the 2025 Annual Report on Form 10-K (the 2025 Annual Report on Form 10-K) filed on March 2, 2026, with the Securities and Exchange Commission (SEC). For a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Quarterly Report on Form 10-Q, you should review the risk factors identified in Part I, Item 1A, Risk Factors, of our 2025 Annual Report on Form 10-K and in Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q.

As in Item 1. of this Quarterly Report on Form 10-Q, in this Item 2, unless the context otherwise requires, the terms “Teknova,” the “Company,” “we,” “us,” and “our” refer to Alpha Teknova, Inc.

Overview

Since our founding in 1996, we have been producing critical reagents for the discovery, development, and commercialization of novel therapies, vaccines, and molecular diagnostics. Our approximately 3,000 customers span the entire continuum of the life sciences market, including leading pharmaceutical and biotechnology companies, contract development and manufacturing organizations, in vitro diagnostic franchises, and academic and government research institutions. Our Company is built around our knowledge, methods, and know-how in our proprietary manufacturing processes, which are highly adaptable and configurable. These proprietary processes enable us to manufacture and deliver high-quality, custom, made-to-order products with short turnaround times and at scale, across all stages of our customers’ product development, from early research through commercialization.

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

We generated revenue of $12.2 million during the three months ended June 30, 2026, which represented an increase of $1.9 million compared to revenue of $10.3 million during the three months ended June 30, 2025. For the three months ended June 30, 2026 and 2025, only 4.3% and 5.0%, respectively, of our revenue was generated from customers located outside of the United States. We generated revenue of $23.3 million during the six months ended June 30, 2026, which represents an increase of $3.2 million compared to revenue of $20.1 million during the six months ended June 30, 2025. For the six months ended June 30, 2026 and 2025, only 4.5% and 5.1%, respectively, of our revenue was generated from customers located outside of the United States. Our sales outside of the United States are denominated in U.S. Dollars. We primarily generate sales through direct channels and a small salesforce, supported by an established network of distributors.

We had an operating loss of $2.9 million during the three months ended June 30, 2026, compared to an operating loss of $3.4 million during the three months ended June 30, 2025. We had an operating loss of $7.2 million during the six months ended June 30, 2026, compared to an operating loss of $8.4 million during the six months ended June 30, 2025. While our expenses may fluctuate over the short term, we expect our expenses will increase in future periods, but at a slower rate, in connection with our ongoing activities as we:

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

Impact of Broader Economic Trends on Our Business

We continue to closely monitor economic uncertainty in the U.S. and abroad. General inflation in the U.S. rose in recent years to levels not experienced in recent decades. While the rate of inflation has moderated in recent years, general inflation, including rising prices for our raw materials and other inputs, tariffs, as well as rising salaries and other expenses, can negatively impact our business by increasing our cost of sales and operating expenses. Inflation, together with uncertainty regarding future interest rate changes, and broader macroeconomic uncertainty, may cause our customers to reduce, delay, or cancel orders for our goods and services, thereby causing a decrease in or change in the timing of sales of our products and services. We cannot predict the impact of future inflation and interest rate changes on the results of our operations. Furthermore, changes to tariff and related international trade policy that began in 2025 have created uncertainty about the broader economy and our business. For further information regarding the impact of these economic factors on the Company, please see the risk factors identified in Part I, Item 1A, Risk Factors, of our 2025 Annual Report on Form 10-K.

Results of Operations

Comparison of the Three Months Ended June 30, 2026, and Three Months Ended June 30, 2025

The following tables set forth our results of operations for the three months ended June 30, 2026 and 2025 (dollars in thousands):

	For the Three Months Ended June 30,
	2026	2025	$ Change	% Change
Revenue	$12,185	$10,287	$1,898	18.5%
Cost of sales	7,300	6,303	997	15.8%
Gross profit	4,885	3,984	901	22.6%
Operating expenses:
Research and development	554	581	(27)	(4.6)%
Sales and marketing	2,122	1,573	549	34.9%
General and administrative	4,812	4,929	(117)	(2.4)%
Amortization of intangible assets	287	287	—	—
Total operating expenses	7,775	7,370	405	5.5%
Loss from operations	(2,890)	(3,386)	496	(14.6)%
Other (expenses) income, net
Interest expense, net	(252)	(165)	(87)	52.7%
Other income	2	—	2	100.0%
Total other (expenses) income, net	(250)	(165)	(85)	51.5%
Loss before income taxes	(3,140)	(3,551)	411	(11.6)%
Provision for income taxes	30	19	11	57.9%
Net loss	$(3,170)	$(3,570)	$400	(11.2)%

Revenue

Our revenue disaggregated by product category for the three months ended June 30, 2026 and 2025, was as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2026	2025	$ Change	% Change
Lab Essentials	$9,184	$7,792	$1,392	17.9%
Clinical Solutions	2,428	2,060	368	17.9%
Other	573	435	138	31.7%
Total revenue	$12,185	$10,287	$1,898	18.5%

Total revenue was $12.2 million and $10.3 million for the three months ended June 30, 2026 and 2025, respectively.

Lab Essentials revenue was $9.2 million for the three months ended June 30, 2026, an increase of $1.4 million, or 17.9%, compared to $7.8 million for the three months ended June 30, 2025. The increase in Lab Essentials revenue was attributable to higher average revenue per customer and, to a slightly lesser extent, an increased number of customers.

Clinical Solutions revenue was $2.4 million for the three months ended June 30, 2026, an increase of $0.4 million, or 17.9%, compared to $2.1 million for the three months ended June 30, 2025. The increase in Clinical Solutions revenue was attributable to an increased number of customers, partially offset by lower average revenue per customer.

Our revenue disaggregated by geographic region, for the three months ended June 30, 2026 and 2025, was as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2026	2025	$ Change	% Change
United States	$11,659	$9,777	$1,882	19.2%
International	526	510	16	3.1%
Total revenue	$12,185	$10,287	$1,898	18.5%

Revenue from U.S. sales was $11.7 million and $9.8 million for the three months ended June 30, 2026 and 2025, respectively. Revenue from U.S. sales as a percentage of our total revenue was consistent period over period, representing 95.7% and 95.0% of our total revenue during the three months ended June 30, 2026 and 2025, respectively.

Revenue from international sales was $0.5 million for each of the three months ended June 30, 2026 and 2025. Revenue from international sales as a percentage of our total revenue was also consistent period over period, representing 4.3% and 5.0% of our total revenue during the three months ended June 30, 2026 and 2025, respectively.

Gross profit

Our gross profit for the three months ended June 30, 2026 and 2025, was as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2026	2025	$ Change	% Change
Cost of sales	$7,300	$6,303	$997	15.8%
Gross profit	4,885	3,984	901	22.6%
Gross profit %	40.1%	38.7%

Gross profit percentage was 40.1% and 38.7% for the three months ended June 30, 2026 and 2025, respectively. The increase in gross profit percentage was primarily driven by higher revenue, partially offset by higher fixed cost absorption into cost of goods sold from faster finished goods inventory turns. This compares to the same period in the prior year that had benefited from unusually favorable manufacturing efficiency gains.

Operating expenses

Our operating expenses for the three months ended June 30, 2026 and 2025, were as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2026	2025	$ Change	% Change
Research and development	$554	$581	$(27)	(4.6)%
Sales and marketing	2,122	1,573	549	34.9%
General and administrative	4,812	4,929	(117)	(2.4)%
Amortization of intangible assets	287	287	—	—
Total operating expenses	$7,775	$7,370	$405	5.5%

Research and development expenses were consistent at $0.6 million for each of the three months ended June 30, 2026 and 2025.

Sales and marketing expenses were $2.1 million and $1.6 million for the three months ended June 30, 2026 and 2025, respectively. The increase was primarily driven by higher headcount and increased marketing expenses.

General and administrative expenses were $4.8 million and $4.9 million for the three months ended June 30, 2026 and 2025, respectively. The decrease was primarily driven by lower stock-based compensation expense, partially offset by increased professional fees.

Amortization of intangible assets was consistent at $0.3 million for each of the three months ended June 30, 2026 and 2025.

Other expenses, net

Our other expenses, net for the three months ended June 30, 2026 and 2025, were as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2026	2025	$ Change	% Change
Interest expense, net	$(252)	$(165)	$(87)	52.7%
Other income	2	—	2	100.0%
Total other expenses, net	$(250)	$(165)	$(85)	51.5%

Total other expenses, net was $0.3 million for the three months ended June 30, 2026, compared to $0.2 million for the three months ended June 30, 2025. The increase in total other expenses, net was primarily attributable to lower interest income.

Provision for income taxes

Our provision for income taxes for the three months ended June 30, 2026 and 2025, was as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2026	2025	$ Change	% Change
Provision for income taxes	$30	$19	$11	57.9%
Effective tax rate	(1.0)%	(0.5)%

Our income tax expenses were not significant for either the three months ended June 30, 2026 or 2025. The effective tax rates for the three months ended June 30, 2026 and 2025 were (1.0%) and (0.5)%, respectively. The effective tax rates differ from the federal statutory rate primarily due to operating losses not expected to produce an income tax benefit.

Comparison of the Six Months Ended June 30, 2026, and Six Months Ended June 30, 2025

The following tables set forth our results of operations for the six months ended June 30, 2026 and 2025 (dollars in thousands):

	For the Six Months Ended June 30,
	2026	2025	$ Change	% Change
Revenue	$23,262	$20,082	$3,180	15.8%
Cost of sales	14,593	13,091	1,502	11.5%
Gross profit	8,669	6,991	1,678	24.0%
Operating expenses:
Research and development	1,163	1,133	30	2.6%
Sales and marketing	4,250	3,213	1,037	32.3%
General and administrative	9,870	10,421	(551)	(5.3)%
Amortization of intangible assets	574	574	—	—
Total operating expenses	15,857	15,341	516	3.4%
Loss from operations	(7,188)	(8,350)	1,162	(13.9)%
Other (expenses) income, net
Interest expense, net	(471)	(309)	(162)	52.4%
Other adjustment to loan exit fee	—	485	(485)	(100.0)%
Other income	11	—	11	100.0%
Total other (expenses) income, net	(460)	176	(636)	(361.4)%
Loss before income taxes	(7,648)	(8,174)	526	(6.4)%
Provision for income taxes	77	41	36	87.8%
Net loss	$(7,725)	$(8,215)	$490	(6.0)%

Revenue

Our revenue disaggregated by product category for the six months ended June 30, 2026 and 2025, was as follows (dollars in thousands):

	For the Six Months Ended June 30,
	2026	2025	$ Change	% Change
Lab Essentials	$17,579	$15,909	$1,670	10.5%
Clinical Solutions	4,573	3,222	1,351	41.9%
Other	1,110	951	159	16.7%
Total revenue	$23,262	$20,082	$3,180	15.8%

Total revenue was $23.3 million and $20.1 million for the six months ended June 30, 2026 and 2025, respectively.

Lab Essentials revenue was $17.6 million for the six months ended June 30, 2026, an increase of $1.7 million, or 10.5%, compared to $15.9 million for the six months ended June 30, 2025. The increase in Lab Essentials revenue was attributable to an increased number of customers and, to a lesser extent, higher average revenue per customer.

Clinical Solutions revenue was $4.6 million for the six months ended June 30, 2026, an increase of $1.4 million, or 41.9%, compared to $3.2 million for the six months ended June 30, 2025. The increase in Clinical Solutions revenue was attributable to an increased number of customers, partially offset by lower average revenue per customer.

Our revenue disaggregated by geographic region, for the six months ended June 30, 2026 and 2025, was as follows (dollars in thousands):

	For the Six Months Ended June 30,
	2026	2025	$ Change	% Change
United States	$22,220	$19,049	$3,171	16.6%
International	1,042	1,033	9	0.9%
Total revenue	$23,262	$20,082	$3,180	15.8%

Revenue from U.S. sales was $22.2 million and $19.0 million for the six months ended June 30, 2026 and 2025, respectively. Revenue from U.S. sales as a percentage of our total revenue was consistent period over period, representing 95.5% and 94.9% of our total revenue during the six months ended June 30, 2026 and 2025, respectively.

Revenue from international sales was $1.0 million for each of the six months ended June 30, 2026 and 2025. Revenue from international sales as a percentage of our total revenue was also consistent period over period, representing 4.5% and 5.1% of our total revenue during the six months ended June 30, 2026 and 2025, respectively.

Gross profit

Our gross profit for the six months ended June 30, 2026 and 2025, was as follows (dollars in thousands):

	For the Six Months Ended June 30,
	2026	2025	$ Change	% Change
Cost of sales	$14,593	$13,091	$1,502	11.5%
Gross profit	8,669	6,991	1,678	24.0%
Gross profit %	37.3%	34.8%

Gross profit percentage was 37.3% and 34.8% for the six months ended June 30, 2026 and 2025, respectively. The increase in gross profit percentage was primarily driven by higher revenue, partially offset by higher fixed cost absorption into cost of goods sold from faster finished goods inventory turns. This compares to the same period in the prior year that had benefited from unusually favorable manufacturing efficiency gains.

Operating expenses

Our operating expenses for the six months ended June 30, 2026 and 2025, were as follows (dollars in thousands):

	For the Six Months Ended June 30,
	2026	2025	$ Change	% Change
Research and development	$1,163	$1,133	$30	2.6%
Sales and marketing	4,250	3,213	1,037	32.3%
General and administrative	9,870	10,421	(551)	(5.3)%
Amortization of intangible assets	574	574	—	—
Total operating expenses	$15,857	$15,341	$516	3.4%

Research and development expenses were consistent at $1.2 million and $1.1 million for the six months ended June 30, 2026 and 2025, respectively.

Sales and marketing expenses were $4.3 million and $3.2 million for the six months ended June 30, 2026 and 2025, respectively. The increase was primarily driven by higher headcount and increased marketing expenses.

General and administrative expenses were $9.9 million and $10.4 million for the six months ended June 30, 2026 and 2025, respectively. The decrease was primarily driven by lower stock-based compensation expense.

Amortization of intangible assets was consistent at $0.6 million for each of the six months ended June 30, 2026 and 2025.

Other (expenses) income, net

Our other (expenses) income, net for the six months ended June 30, 2026 and 2025, were as follows (dollars in thousands):

	For the Six Months Ended June 30,
	2026	2025	$ Change	% Change
Interest expense, net	$(471)	$(309)	$(162)	52.4%
Other adjustment to loan exit fee	—	485	(485)	(100.0)%
Other income	11	—	11	100.0%
Total other (expenses) income, net	$(460)	$176	$(636)	(361.4)%

Total other (expenses) income, net was an expense of $0.5 million for the six months ended June 30, 2026, compared to income of $0.2 million for the six months ended June 30, 2025. The increase in total other expense, net was primarily attributable to the $0.5 million adjustment recognized on the exit fee concurrent with the refinancing of our credit agreement during the three months ended March 31, 2025 coupled with lower interest income for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Provision for income taxes

Our provision for income taxes for the six months ended June 30, 2026 and 2025, was as follows (dollars in thousands):

	For the Six Months Ended June 30,
	2026	2025	$ Change	% Change
Provision for income taxes	$77	$41	$36	87.8%
Effective tax rate	(1.0)%	(0.5)%

Our income tax expense was $0.1 million for the six months ended June 30, 2026 and not significant for the six months ended June 30, 2025. The effective tax rates for the six months ended June 30, 2026 and 2025 were (1.0)% and (0.5)% respectively. The effective tax rates differ from the federal statutory rate primarily due to operating losses not expected to produce an income tax benefit.

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

Our principal liquidity requirements are to fund our operations and capital expenditures. During the six months ended June 30, 2026, we incurred net losses of $7.7 million. In addition, as of June 30, 2026, we had an accumulated deficit of $143.5 million and $13.2 million in borrowings outstanding under our Term Loan (defined below). As of June 30, 2026, we had $24.0 million in net working capital, which included $17.4 million in cash and cash equivalents and short-term investments. Our material cash requirements from known contractual obligations and commitments relate primarily to operating leases for our office, manufacturing, warehouse, and distribution facilities at June 30, 2026. See “Notes to Financial Statements—Note 9. Leases,” for a discussion of our lease obligations reflected on our Condensed Balance Sheets.

In addition to our existing cash and cash equivalents and short-term investments, our principal source of liquidity is our credit facility. On March 3, 2025, we entered into the Second Amended and Restated Credit Agreement with MidCap Financial Trust (MidCap) which provides for loan commitments in an aggregate amount of up to $28.245 million consisting of a $23.245 million senior secured term loan (Term Loan) and a $5.0 million working capital facility (Revolver). The Term Loan consists of the $12.135 million balance outstanding under the previous term loan, plus an additional $1.110 million related to the exit fee that would otherwise have been due upon closing of the Second Amended and Restated Term Loan Credit Agreement, as well as an additional tranche of $10.0 million that may become available for use in an acquisition, with MidCap’s consent. As of June 30, 2026, there were no amounts outstanding under the Revolver, and $3.4 million was available based on borrowing base estimates. The Second Amended and Restated Credit Agreement includes minimum net revenue requirements that are measured on a trailing twelve-month basis and a minimum cash requirement throughout the term of the agreement. The minimum cash requirement is $8.0 million, which includes cash and cash equivalents as well as short-term investments in U.S. Treasuries. We were in compliance with our financial covenants under the terms of the Second Amended and Restated Credit Agreement as of June 30, 2026. See “Notes to Financial Statements—Note 12. Long-Term Debt, Net” for a more detailed discussion of the material terms of our Second Amended and Restated Credit Agreement.

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

The following table sets forth, for the periods indicated, net cash flows used in operating activities, provided by investing activities, and provided by (used in) financing activities (in thousands):

	For the Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(3,830)	$(6,204)
Net cash provided by investing activities	3,786	5,852
Net cash provided by (used in) financing activities	136	(80)
Net decrease in cash and cash equivalents	$92	$(432)

Operating Activities

Net cash used in operating activities for both the six months ended June 30, 2026 and 2025 consisted primarily of net loss, adjusted for certain non-cash items, and changes in working capital and other operating activities.

Net cash used in operating activities was $3.8 million for the six months ended June 30, 2026, which primarily consisted of net loss of $7.7 million plus net adjustments for non-cash charges of $5.4 million, offset by net changes in operating assets and liabilities of $1.5 million. The primary non-cash adjustments to net loss included $3.2 million of depreciation and amortization, $1.3 million of stock-based compensation, and a $0.8 million provision for inventory. The main drivers of the changes in operating assets and liabilities were a $0.8 million increase in accounts receivable, a $0.7 million increase in inventories, and a $0.7 million decrease in accrued liabilities, partially offset by a $0.3 million decrease in prepaid expenses and other current assets, a $0.2 million decrease in other non-current assets, and a $0.2 million increase in accounts payable.

Net cash used in operating activities was $6.2 million for the six months ended June 30, 2025, which primarily consisted of net loss of $8.2 million plus net adjustments for non-cash charges of $5.4 million, offset by net changes in operating assets and liabilities of $3.4 million. The primary non-cash adjustments to net loss included $3.2 million of depreciation and amortization, $1.8 million of stock-based compensation, and $0.9 million provision for inventory, partially offset by an adjustment to the loan exit fee of $0.5 million, and amortization of the discount on short-term investments of $0.4 million. The main drivers of the changes in operating assets and liabilities were a $1.7 million increase in inventories, a $1.2 million decrease in accrued liabilities, and a $0.9 million increase in accounts receivable, partially offset by a $0.4 million increase in accounts payable.

Investing Activities

Net cash provided by investing activities was $3.8 million for the six months ended June 30, 2026, which consisted of maturities of short-term investments of $12.0 million, partially offset by purchases of short-term investments of $7.9 million and purchases of property, plant, and equipment of $0.3 million.

Net cash provided by investing activities was $5.9 million for the six months ended June 30, 2025, which consisted of maturities of short-term investments of $16.0 million, partially offset by purchases of short-term investments of $9.7 million and purchases of property, plant, and equipment of $0.4 million.

Financing Activities

Net cash provided by financing activities was $0.1 million for the six months ended June 30, 2026, which was primarily attributable to proceeds of $0.2 million from exercise of stock options and proceeds of $0.1 million from the issuance of common stock under our employee stock purchase plan, partially offset by the repayment of financed insurance premiums of $0.1 million.

Net cash used in financing activities was $0.1 million for the six months ended June 30, 2025, which was primarily attributable to payment of exit fee costs of $1.1 million in connection with entering into the Second Amended and Restated Term Loan Credit Agreement, payment of debt issuance costs of $0.1 million, and repayment of financed insurance premiums of $0.1 million, largely offset by proceeds from long-term debt of $1.1 million and proceeds of $0.1 million from the issuance of common stock under our employee stock purchase plan.

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

We will cease to be an emerging growth company on December 31, 2026, at the latest.

We are also a “smaller reporting company” as defined in Rule 12b-2 under the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. If we continue as a smaller reporting company, we may take advantage of certain of the scaled disclosures available to smaller reporting companies including (i) an exemption from auditor attestation requirements, (ii) being able to present only two years of audited financial statements in annual reports, and (iii) reduced disclosure obligations regarding executive compensation. We may continue as a smaller reporting company until the fiscal year following the determination that (i) the market value of our voting and non-voting common stock held by non-affiliates equals or exceeds $250.0 million measured on the last business day of our most recently completed second fiscal quarter, and our annual revenues are more than $100.0 million during the most recently completed fiscal year or (ii) the market value of our voting and non-voting common stock held by non-affiliates equals or exceeds $700.0 million measured on the last business day of our most recently completed second fiscal quarter.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined in Rule 12b-2 under the Exchange Act, for this reporting period and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred operating losses in the past, may incur operating losses in the future and may never achieve or maintain profitability. For the three and six months ended June 30, 2026, we incurred net losses of $3.2 million and $7.7 million, respectively. We have incurred and will continue to incur costs in connection with legal, accounting, and other administrative expenses related to operating as a public company and we expect that our operating expenses will increase modestly with the growth of our business. Since our inception, we have financed our operations primarily through revenue from our products, the sale of our equity securities, and debt. While our revenue has generally grown over the last several years, including the first six months of 2026 compared to the comparable period of 2025, and 2025 compared to 2024, it decreased in 2023 compared to 2022. If our revenue declines or fails to grow at a rate sufficient to offset our operating expenses, we will not be able to achieve and maintain profitability in future periods. We may never be able to generate sufficient revenue to achieve or maintain profitability, and our more recent growth and historical profitability should not be considered predictive of our future performance.

The use of artificial intelligence (AI) and other emerging technologies in our operations may expose us to additional operational, competitive, regulatory, legal, cybersecurity, intellectual property, compliance, and other risks.

We are evaluating and may increasingly incorporate artificial intelligence ("AI"), machine learning, and other emerging technologies into various facets of our operations, including our manufacturing processes, quality systems, and customer-facing activities. While we believe these technologies have the potential to improve efficiency and support our business, their use also introduces operational, regulatory, legal, cybersecurity, intellectual property, compliance, competitive, and other risks that are difficult to predict or fully mitigate.

The algorithms and models underlying AI systems may have limitations, including biases, errors, insufficient or erroneous training data, or an inability to handle certain data types or scenarios. AI-generated content, analyses, or recommendations we utilize could prove inadequate or produce unintended consequences, including data leakage, cybersecurity incidents, or intellectual property infringement. The use of AI technologies in our manufacturing processes, quality systems, or other operational activities could also result in errors, inaccurate outputs, process failures, compliance issues, or other unintended consequences that could adversely affect our operations, product quality, customer relationships, or business results. If our employees use AI technologies in ways that are unauthorized or inconsistent with our policies, our confidential information, intellectual property, or reputation could be put at risk. Furthermore, the platforms providing AI models are in some cases owned and operated by emerging companies with less contractual, business, and compliance sophistication, which may limit our ability to manage these risks effectively.

The regulatory landscape governing the use of AI is rapidly evolving, particularly in California, where we are headquartered, and more broadly across the United States and internationally. California has been among the most active jurisdictions in developing AI-related legislation and regulation, including laws and proposals addressing data privacy, algorithmic accountability, and automated decision-making. New or amended laws, regulations, or guidance could require us to modify or limit our use of these technologies, increase our compliance costs, or expose us to liability. These developing obligations create uncertainty and may prevent or make it harder for us to conduct or enhance our business using AI, or lead to regulatory fines, penalties, or other liability.

The use of AI and related technologies also introduces cybersecurity risks, including vulnerabilities in third-party AI tools or platforms we may adopt and risks related to the integrity or confidentiality of data used to train or operate such systems. A breach or failure of any AI-related system could disrupt our operations, compromise proprietary or sensitive information, or damage our reputation with customers and partners.

In addition, the competitive dynamics of our industry may shift as AI and other emerging technologies become more widely adopted. If our competitors adopt these technologies more effectively than we do, or if new entrants leverage them to develop superior products or more efficient operations, our competitive position could be harmed. Conversely, if we invest in AI technologies that fail to perform as expected or that become obsolete, we may not realize the anticipated benefits and may incur costs without a corresponding return. There can be no assurance that our use of AI or any investments we make in AI will enhance our products or services or be beneficial to our business, including our efficiency or profitability.

The legal and liability frameworks surrounding AI remain unsettled, including questions of intellectual property ownership, liability for AI-generated outputs, and potential claims arising from our use of AI in our operations. If we are subject to litigation or regulatory action related to our use of AI, the costs of defending such actions and any resulting damages or penalties could be material.

We will no longer qualify as an “emerging growth company” as of December 31, 2026 and, as a result, we will become subject to certain additional regulatory requirements.

We are currently an “emerging growth company,” as defined in the JOBS Act, and we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” We will cease to qualify as an emerging growth company as of December 31, 2026. We are also currently a “smaller reporting company,” as defined in Rule 12b-2 under the Exchange Act, and we expect to remain a smaller reporting company after we cease to qualify as an emerging growth company.

Many of the regulatory exemptions available as an emerging growth company will continue to be available to us because of our status as a smaller reporting company, and therefore we anticipate only modest increases in legal and administrative costs as a result of our loss of our emerging growth company status. However, any failure to timely comply with the additional regularoty requirements that we are not exempted from as a smaller reporting company, could result in stockholder or regulatory scrutiny of our corporate governance practices. In addition, if we cease to qualify as a smaller reporting company in the future, we could become subject to additional regulatory requirements and compliance with these additional requirements could substantially increase our legal and administrative compliance costs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
Unregistered Sales of Equity Securities

None.

(b)
Use of Proceeds from Initial Public Offering of Common Stock

Not applicable.

(c)
Repurchases

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

None of our officers or directors (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K), during the three months ended June 30, 2026.

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

ALPHA TEKNOVA, INC.

Date: August 6, 2026	By:	/s/ STEPHEN GUNSTREAM
Stephen Gunstream
President and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2026	By:	/s/ MATTHEW LOWELL
Matthew Lowell
Chief Financial Officer (Principal Financial Officer)