Form 10-Q
period 2026-09-30
Alpha Teknova, Inc.
filed 2026-11-05
CIK 1850902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 4, 2026, the registrant had 62,903,130 shares of common stock, $0.00001 par value per share, outstanding.

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

ALPHA TEKNOVA, INC.

Form 10-Q for the Quarter Ended September 30, 2026

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

ALPHA TEKNOVA, INC.

Condensed Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$12,704	$10,454	$35,966	$30,536
Cost of sales	7,878	7,248	22,471	20,339
Gross profit	4,826	3,206	13,495	10,197
Operating expenses:
Research and development	581	542	1,744	1,675
Sales and marketing	2,348	1,747	6,598	4,960
General and administrative	4,816	4,647	14,686	15,068
Amortization of intangible assets	287	287	861	861
Total operating expenses	8,032	7,223	23,889	22,564
Loss from operations	(3,206)	(4,017)	(10,394)	(12,367)
Other expenses, net
Interest expense, net	(259)	(190)	(730)	(499)
Other adjustment to loan exit fee	—	—	—	485
Other income	9	—	20	—
Total other expenses, net	(250)	(190)	(710)	(14)
Loss before income taxes	(3,456)	(4,207)	(11,104)	(12,381)
Provision for income taxes	34	79	111	120
Net loss	$(3,490)	$(4,286)	$(11,215)	$(12,501)
Net loss per share—basic and diluted	$(0.06)	$(0.08)	$(0.21)	$(0.23)
Weighted average shares used in computing net loss per share—basic and diluted	53,694,378	53,516,986	53,641,532	53,462,768

The accompanying notes are an integral part of these condensed financial statements.

ALPHA TEKNOVA, INC.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	As of September 30, 2026	As of December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$6,631	$5,912
Short-term investments, held-to-maturity	9,929	15,426
Accounts receivable, net of allowance for credit losses of $30 thousand and $23 thousand as of September 30, 2026 and December 31, 2025, respectively	5,820	4,618
Inventories, net	7,477	7,054
Prepaid expenses and other current assets	1,942	1,501
Total current assets	31,799	34,511
Property, plant, and equipment, net	38,086	41,733
Operating right-of-use lease assets	12,641	14,112
Intangible assets, net	11,082	11,943
Other non-current assets	1,076	1,285
Total assets	$94,684	$103,584
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,813	$1,378
Accrued liabilities	5,111	4,283
Current portion of operating lease liabilities	2,002	1,876
Total current liabilities	8,926	7,537
Deferred tax liabilities	989	879
Long-term debt, net	13,269	13,123
Long-term operating lease liabilities	11,716	13,270
Total liabilities	34,900	34,809
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized at September 30, 2026 and December 31, 2025, respectively, zero shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, $0.00001 par value, 490,000,000 shares authorized at September 30, 2026 and December 31, 2025, 53,702,534 and 53,562,154 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	206,788	204,564
Accumulated deficit	(147,005)	(135,790)
Total stockholders’ equity	59,784	68,775
Total liabilities and stockholders’ equity	$94,684	$103,584

The accompanying notes are an integral part of these condensed financial statements.

ALPHA TEKNOVA, INC.

Condensed Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at July 1, 2026	53,682,647	$1	$206,114	$(143,515)	$62,600
Stock-based compensation	—	—	612	—	612
Issuance of common stock upon exercise of stock options	19,887	—	62	—	62
Net loss	—	—	—	(3,490)	(3,490)
Balance at September 30, 2026	53,702,534	$1	$206,788	$(147,005)	$59,784

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at July 1, 2025	53,514,288	$1	$202,802	$(126,746)	$76,057
Stock-based compensation	—	—	850	—	850
Issuance of common stock upon exercise of stock options	10,172	—	29	—	29
Net loss	—	—	—	(4,286)	(4,286)
Balance at September 30, 2025	53,524,460	$1	$203,681	$(131,032)	$72,650

The accompanying notes are an integral part of these condensed financial statements.

ALPHA TEKNOVA, INC.

Condensed Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2026	53,562,154	$1	$204,564	$(135,790)	$68,775
Stock-based compensation	—	—	1,929	—	1,929
Issuance of common stock upon exercise of stock options	104,123	—	241	—	241
Vesting of restricted stock units	22,538	—	—	—	—
Issuance of common stock under employee stock purchase plan	13,719	—	54	—	54
Net loss	—	—	—	(11,215)	(11,215)
Balance at September 30, 2026	53,702,534	$1	$206,788	$(147,005)	$59,784

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2025	53,409,727	$1	$200,924	$(118,531)	$82,394
Stock-based compensation	—	—	2,652	—	2,652
Issuance of common stock upon exercise of stock options	20,677	—	49	—	49
Vesting of restricted stock units	82,538	—	—	—	—
Issuance of common stock under employee stock purchase plan	11,518	—	56	—	56
Net loss	—	—	—	(12,501)	(12,501)
Balance at September 30, 2025	53,524,460	$1	$203,681	$(131,032)	$72,650

The accompanying notes are an integral part of these condensed financial statements.

ALPHA TEKNOVA, INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2026	2025
Operating activities:
Net loss	$(11,215)	$(12,501)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	8	71
Inventory reserve	1,180	1,657
Depreciation and amortization	4,758	4,761
Stock-based compensation	1,929	2,652
Deferred taxes	110	119
Accrued interest income on short-term investments	26	(8)
Amortization of discount on short-term investments	(237)	(508)
Amortization of debt financing costs	146	173
Other adjustment to loan exit fee	—	(485)
Non-cash lease expense	43	92
Loss on disposal of property, plant, and equipment	92	19
Changes in operating assets and liabilities:
Accounts receivable	(1,210)	(894)
Inventories	(1,603)	(1,770)
Prepaid expenses and other current assets	(869)	(1,464)
Other non-current assets	209	67
Accounts payable	508	244
Accrued liabilities	1,017	(399)
Other	—	(10)
Cash used in operating activities	(5,108)	(8,184)
Investing activities:
Purchases of short-term investments	(11,792)	(13,708)
Maturities of short-term investments	17,500	22,000
Purchases of property, plant, and equipment	(466)	(800)
Cash provided by investing activities	5,242	7,492
Financing activities:
Proceeds from long-term debt	—	1,110
Payment of exit fee costs	—	(1,110)
Proceeds from financed insurance premiums	428	333
Repayment of financed insurance premiums	(138)	(150)
Proceeds from exercise of stock options	241	49
Proceeds from issuance of common stock under employee stock purchase plan	54	56
Payment of debt issuance costs	—	(100)
Cash provided by financing activities	585	188
Change in cash and cash equivalents	719	(504)
Cash and cash equivalents at beginning of period	5,912	3,708
Cash and cash equivalents at end of period	$6,631	$3,204
Supplemental cash flow disclosures:
Income taxes paid	$19	$44
Interest paid, net of amounts capitalized	$1,040	$1,098
Capitalized property, plant, and equipment included in accounts payable and accrued liabilities	$25	$93
Recognition of operating right-of-use lease asset	$—	$564
Recognition of operating lease liabilities	$—	$564

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

The CODM assesses performance and decides how to allocate resources and make operating decisions based on net loss, as reported in the Condensed Statements of Operations. Net loss is also used to monitor budget versus actual results. Segment assets are measured as total assets, as reported on the Condensed Balance Sheets. Revenues, expenses, and assets requiring disclosure in accordance with ASC 280, Segment Reporting, are included in the accompanying financial statements. See the Condensed Statements of Operations for the three and nine months ended September 30, 2026 and 2025 and the Condensed Balance Sheets as of September 30, 2026, and December 31, 2025, for details.

Note 4. Revenue Recognition

Teknova recognizes revenue from the sale of manufactured products and services when the Company transfers control of promised goods or services to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company’s sales are generally made pursuant to customer purchase orders. Control is transferred when the customer has the ability to direct the use of and obtain benefits from the goods or services. The majority of the Company’s performance obligations are satisfied at a point in time, generally upon shipment, when control of the products transfers to the customer.

Teknova’s revenue, disaggregated by product category, was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Lab Essentials	$9,034	$8,308	$26,613	$24,217
Clinical Solutions	3,168	1,706	7,741	4,928
Other	502	440	1,612	1,391
Total revenue	$12,704	$10,454	$35,966	$30,536

Teknova’s revenue, disaggregated by geographic region, was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$12,093	$9,832	$34,313	$28,881
International	611	622	1,653	1,655
Total revenue	$12,704	$10,454	$35,966	$30,536

Note 5. Concentrations of Risk

Customers

Customers that accounted for 10% or more of the Company’s revenues and outstanding balance of accounts receivable were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		As of	As of
	2026	2025	2026	2025	September 30, 2026	December 31, 2025
Distributor customer A	24%	24%	23%	23%	25%	16%

The Company’s customers that are distributors, as opposed to direct customers, represent highly diversified customer bases.

Suppliers

Suppliers that accounted for 10% or more of the Company’s inventory purchases and outstanding balance of accounts payable were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		As of	As of
	2026	2025	2026	2025	September 30, 2026	December 31, 2025
Distributor supplier A	29%	32%	30%	30%	18%	29%
Direct supplier A	24%	20%	24%	22%	11%	14%
Direct supplier B	13%	23%	10%	12%	*	*
Direct supplier C	*	*	*	10%	*	*

* Represents less than 10%.

The Company’s suppliers that are distributors, as opposed to direct suppliers, represent highly diversified supplier bases.

Note 6. Short-term Held-to-Maturity Investments

The Company invests excess cash balances in short-term U.S. Treasuries. Investments are classified based on the facts and circumstances present at the time of purchase. The appropriateness of that classification is subsequently reassessed at each reporting date. As of September 30, 2026, the Company had both the ability and intention to hold these investments until maturity and therefore has classified these investments as held-to-maturity and recorded them at amortized cost which approximates fair value and presented them in “Short-term investments, held-to-maturity” on the Condensed Balance Sheets. The fair value of the Company's short-term investments was based on quoted prices in active markets for these investments (Level 1). The income recognized for these investments was recorded within interest income on the Condensed Statements of Operations.

Note 7. Inventories, Net

Inventories consisted of the following (in thousands):

	As of September 30, 2026	As of December 31, 2025
Finished goods, net	$3,433	$4,117
Work in process	224	101
Raw materials, net	3,820	2,836
Total inventories, net	$7,477	$7,054

Note 8. Property, Plant, and Equipment, Net

Property, plant, and equipment consisted of the following (in thousands):

	As of September 30, 2026	As of December 31, 2025
Machinery and equipment	$31,385	$30,095
Office furniture and equipment	892	892
Vehicles	333	333
Leasehold improvements	24,922	24,868
	57,532	56,188
Less—Accumulated depreciation	(21,125)	(17,372)
	36,407	38,816
Construction in progress	1,679	2,917
Total property, plant, and equipment, net	$38,086	$41,733

For the three and nine months ended September 30, 2026, depreciation expense was $1.3 million and $3.9 million, respectively, and for the three and nine months ended September 30, 2025, depreciation expense was $1.3 million and $3.9 million, respectively.

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

The components of lease expense and other information related to leases were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease expense	$557	$685	$1,671	$2,053
Variable lease expense	112	113	336	340
Total lease expense	$669	$798	$2,007	$2,393

Cash paid for amounts included in the measurement of the lease liabilities was $0.6 million and $1.9 million for the three and nine months ended September 30, 2026, respectively, and cash paid for amounts included in the measurement of the lease liabilities was $0.6 million and $1.9 million for the three and nine months ended September 30, 2025, respectively. The weighted-average discount rate was 5.1% and the weighted-average remaining lease term was 6.6 years as of September 30, 2026.

Maturities of operating lease liabilities at September 30, 2026, were as follows (in thousands):

Amount
Remainder of 2026	$648
2027	2,644
2028	2,697
2029	2,694
2030	2,495
Thereafter	5,217
Total lease payments	16,395
Less: imputed interest	(2,677)
Present value of lease liabilities	13,718
Less: current portion	(2,002)
Lease liabilities less current portion	$11,716

Note 10. Intangible Assets, Net

The following is a summary of intangible assets with definite and indefinite lives (in thousands):

	Balance at September 30, 2026			Balance at December 31, 2025
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Definite Lived:
Customer relationships	$9,180	$8,848	$332	$9,180	$7,987	$1,193
Indefinite Lived:
Tradename	10,750	—	10,750	10,750	—	10,750
Total intangible assets	$19,930	$8,848	$11,082	$19,930	$7,987	$11,943

For each of the three months ended September 30, 2026 and 2025, amortization expense was $0.3 million, and for each of the nine months ended September 30, 2026 and 2025, amortization expense was $0.9 million.

As of September 30, 2026, the remaining weighted-average useful life of definite lived intangible assets was 0.3 years. The estimated future amortization expense of intangible assets with definite lives was as follows (in thousands):

Amount
Remainder of 2026	$287
2027	45
Estimated future amortization expense of definite lived intangible assets	$332

Note 11. Accrued Liabilities

Accrued liabilities were comprised of the following (in thousands):

	As of September 30, 2026	As of December 31, 2025
Payroll-related	$3,665	$3,230
Property, plant, and equipment	—	51
Deferred revenue	14	6
Insurance premiums and accrued interest	386	97
Other	1,046	899
Total current accrued liabilities	$5,111	$4,283

On July 29, 2026, the Company entered into a financing agreement with AFCO Acceptance Corporation for the financing of the Company’s director and officer liability insurance and related policies. Under the terms of the financing agreement, the Company will pay a total of $0.5 million in premiums, taxes, and fees, plus interest at an annual percentage rate of 6.8% in eleven monthly separate installment payments commencing on August 1, 2026. During the three months ended September 30, 2026, the Company made a down payment on the policy of $0.1 million to the insurer and one monthly installment to AFCO Acceptance Corporation, which was not significant. As of September 30, 2026, the Company owed $0.4 million for insurance premiums and accrued interest.

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

The Second Amended and Restated Credit Agreement provides for a $28.245 million credit facility consisting of a $23.245 million senior secured term loan (Term Loan) and a $5.0 million working capital facility (Revolver). The Term Loan consists of the $12.135 million balance outstanding under the previous term loan, plus an additional $1.110 million related to the exit fee that would otherwise have been due upon closing of the Second Amended and Restated Term Loan Credit Agreement, as well as an additional tranche of $10.0 million that may become available for use in an acquisition, with MidCap’s consent. The maximum loan amount under the Revolver is $5.0 million, with borrowings limited in accordance with a borrowing base calculation, based solely on eligible accounts receivable. As of September 30, 2026, there were no amounts outstanding under the Revolver, and $3.7 million was available based on borrowing base estimates.

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

The Second Amended and Restated Credit Agreement includes minimum net revenue requirements that are measured on a trailing twelve-month basis and a minimum cash requirement throughout the term of the Second Amended and Restated Credit Agreement. The minimum cash requirement is $8.0 million, which includes cash and cash equivalents as well as short-term investments in U.S. Treasuries, under the terms of the Second Amended and Restated Credit Agreement. The Company was in compliance with financial covenants under the terms of the Second Amended and Restated Credit Agreement as of September 30, 2026.

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

Long-term debt, net consisted of the following (in thousands):

	As of September 30, 2026	As of December 31, 2025
Long-term debt	$13,245	$13,245
Cumulative accretion of exit fee	204	102
Unamortized debt discount and debt issuance costs	(180)	(224)
Long-term debt, net	$13,269	$13,123

At September 30, 2026, the scheduled maturities of the Company’s debt obligations were as follows (in thousands):

Amount
Remainder of 2026	$—
2027	—
2028	5,519
2029	6,623
2030	1,103
Total	$13,245

As of September 30, 2026, the fair value of the Company’s long-term debt approximated its carrying value. The fair value of the Company’s long-term debt was based on observable market inputs (Level 2).

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

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2026 (in thousands, except share and per share data):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2026	5,271,889	$5.70	6.71	$6,940
Granted	1,366,700	$2.49
Exercised	(104,123)	$2.31
Forfeited	(81,043)	$4.28
Expired	(36,159)	$4.14
Outstanding at September 30, 2026	6,417,264	$3.34	6.68	$35,661
Vested and expected to vest at September 30, 2026	6,132,582	$3.48	6.88	$33,257
Exercisable at September 30, 2026	3,951,249	$2.92	5.82	$23,626

The weighted average assumptions used in the Black-Scholes pricing model for stock options granted during the three and nine months ended September 30, 2026 and 2025, were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Estimated dividend yield	-%	-%	-%	-%
Weighted-average expected stock price volatility	35.89%	36.58%	36.95%	36.06%
Weighted-average risk-free interest rate	4.80%	4.16%	3.81%	4.33%
Expected average term of options (in years)	6.25	6.25	6.16	6.16
Weighted-average fair value of common stock	$6.65	$4.44	$2.49	$7.81
Weighted-average fair value per option	$2.95	$1.94	$1.06	$3.39

Restricted Stock

The following table summarizes restricted stock unit activity for the nine months ended September 30, 2026 (in thousands, except share and per share data):

	Number of Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2026	45,073	$5.41	0.66	$171
Granted	—	$—
Vested	(22,538)	$5.41
Forfeited	—	$—
Outstanding at September 30, 2026	22,535	$5.41	0.41	$201
Vested and expected to vest at September 30, 2026	22,535	$5.41	0.41	$201

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan (ESPP) that authorizes the issuance of shares of common stock pursuant to purchase rights granted to eligible employees. Unless otherwise determined by the Company’s board of directors, shares of the Company’s common stock will be purchased for the accounts of employees participating in the Company’s ESPP at a price per share equal to the lesser of (i) 85% of the fair market value of a share of the Company’s common stock on the first day of an offering; or (ii) 85% of the fair market value of a share of the Company’s common stock on the date of purchase. Offering periods are generally six months long; offering periods begin on June 1 and December 1 of each year. The Company issued zero and 13,719 shares of common stock under the ESPP during the three and nine months ended September 30, 2026, respectively, and zero and 11,518 shares of common stock under the ESPP during the three and nine months ended September 30, 2025, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense included in the accompanying condensed financial statements was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of sales	$16	$29	$51	$85
Research and development	8	14	25	13
Sales and marketing	85	61	262	166
General and administrative	503	746	1,591	2,388
Total stock-based compensation expense	$612	$850	$1,929	$2,652

Stock-based compensation expense related to stock options was $0.6 million and $1.8 million for the three and nine months ended September 30, 2026, respectively, and $0.8 million and $2.5 million for the three and nine months ended September 30, 2025, respectively. Unrecognized compensation expense related to stock options was $4.1 million at September 30, 2026, which is expected to be recognized as expense over the weighted-average period of 2.56 years.

Stock-based compensation expense related to restricted stock units was not significant and $0.1 million for the three and nine months ended September 30, 2026, respectively, and was not significant and $0.1 million for the three and nine months ended

September 30, 2025, respectively. Unrecognized compensation expense related to restricted stock units was $0.1 million at September 30, 2026, which is expected to be recognized as expense over the weighted-average period of 0.41 years.

Stock-based compensation expense related to the ESPP was not significant for either the three or nine months ended September 30, 2026 and 2025. Total compensation expense related to the ESPP not yet recognized was not significant at September 30, 2026. As of September 30, 2026, an insignificant amount has been withheld on behalf of employees for future purchases under the ESPP.

Note 14. Income Taxes

For the three months ended September 30, 2026, the Company’s income tax expense was not significant and for the three months ended September 30, 2025 the Company’s income tax expense was $0.1 million. The effective tax rates for the three months ended September 30, 2026 and 2025 were (1.0%) and (1.9%), respectively.

For each of the nine months ended September 30, 2026 and 2025, the Company’s income tax expense was $0.1 million. The effective tax rates for the nine months ended September 30, 2026 and 2025 were each (1.0)%.

The effective tax rates for the three and nine months ended September 30, 2026 and 2025 differ from the federal statutory rate primarily due to operating losses not expected to produce an income tax benefit.

The Company had insignificant unrecognized tax benefits as of September 30, 2026 and 2025. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not expect the balance of unrecognized tax benefits to change significantly over the next twelve months. The Company had not accrued interest or penalties related to uncertain tax positions as of September 30, 2026 or 2025. The Company was previously under examination by the Internal Revenue Service for the 2023 tax year. That examination has been closed with no change to the tax reported by the Company. The Company is not currently under examination by any taxing authorities or for any taxable years.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(3,490)	$(4,286)	$(11,215)	$(12,501)
Weighted average shares used in computing net loss per share—basic and diluted	53,694,378	53,516,986	53,641,532	53,462,768
Net loss per share—basic and diluted	$(0.06)	$(0.08)	$(0.21)	$(0.23)

The following is a summary of the common stock equivalents for the securities outstanding during the respective periods that have been excluded from the computation of diluted net loss per common share, as their effect would be anti-dilutive:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Share-based compensation	6,166,940	5,093,158	5,974,708	4,842,013

Note 16. Related Parties

Telegraph Hill Partners Management Company LLC, through its affiliated investment funds (collectively, THP), is the Company’s controlling stockholder. Entities under common control of THP are considered related parties. The Company sells products to certain entities affiliated with THP.

For the three and nine months ended September 30, 2026, the Company recognized revenue from THP-affiliated entities of

$0.2 million and $0.3 million, respectively. For both the three and nine months ended September 30, 2025, such revenue was not significant. Accounts receivable from THP-affiliated entities was $0.2 million and not significant as of September 30, 2026 and December 31, 2025, respectively.

Note 17. Subsequent Events

On October 20, 2026, the Company entered into an underwriting agreement with TD Securities (USA) LLC and William Blair & Company, L.L.C., as representatives of the several underwriters named therein, relating to an underwritten public offering of 8,000,000 shares of the Company’s common stock at a public offering price of $5.00 per share. The Company also granted the underwriters a 30-day option to purchase up to an additional 1,200,000 shares of common stock, which the underwriters exercised in full. On October 22, 2026, the Company closed the offering, issuing an aggregate of 9,200,000 shares of common stock for gross proceeds of $46.0 million, and net proceeds of approximately $42.9 million after deducting underwriting discounts and commissions, and offering expenses payable by the Company. The offering was made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-288613). The Company intends to use the proceeds for general corporate purposes, including potentially the repayment of outstanding debt obligations. As of the date these financial statements were issued, no portion of the proceeds had been used to repay amounts outstanding under the Term Loan.

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

We generated revenue of $12.7 million during the three months ended September 30, 2026, which represented an increase of $2.3 million compared to revenue of $10.5 million during the three months ended September 30, 2025. For the three months ended September 30, 2026 and 2025, only 4.8% and 5.9%, respectively, of our revenue was generated from customers located outside of the United States. We generated revenue of $36.0 million during the nine months ended September 30, 2026, which represents an increase of $5.4 million compared to revenue of $30.5 million during the nine months ended September 30, 2025. For the nine months ended September 30, 2026 and 2025, only 4.6% and 5.4%, respectively, of our revenue was generated from customers located outside of the United States. Our sales outside of the United States are denominated in U.S. Dollars. We primarily generate sales through direct channels and a small salesforce, supported by an established network of distributors.

We had an operating loss of $3.2 million during the three months ended September 30, 2026, compared to an operating loss of $4.0 million during the three months ended September 30, 2025. We had an operating loss of $10.4 million during the nine months ended September 30, 2026, compared to an operating loss of $12.4 million during the nine months ended September 30, 2025. While our expenses may fluctuate over the short term, we expect our expenses will increase in future periods, but at a slower rate, in connection with our ongoing activities as we:

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

Recent Developments

On October 22, 2026, we closed an underwritten public offering of 9,200,000 shares of our common stock, including the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $5.00 per share, for gross proceeds of $46.0 million, and net proceeds of approximately $42.9 million after deducting underwriting discounts and commissions, and offering expenses payable by us. See “Liquidity and Capital Resources” below and “Notes to Financial Statements—Note 17. Subsequent Events.”

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

Results of Operations

Comparison of the Three Months Ended September 30, 2026, and Three Months Ended September 30, 2025

The following tables set forth our results of operations for the three months ended September 30, 2026 and 2025 (dollars in thousands):

	For the Three Months Ended September 30,
	2026	2025	$ Change	% Change
Revenue	$12,704	$10,454	$2,250	21.5%
Cost of sales	7,878	7,248	630	8.7%
Gross profit	4,826	3,206	1,620	50.5%
Operating expenses:
Research and development	581	542	39	7.2%
Sales and marketing	2,348	1,747	601	34.4%
General and administrative	4,816	4,647	169	3.6%
Amortization of intangible assets	287	287	—	—
Total operating expenses	8,032	7,223	809	11.2%
Loss from operations	(3,206)	(4,017)	811	(20.2)%
Other expenses, net
Interest expense, net	(259)	(190)	(69)	36.3%
Other income	9	—	9	100.0%
Total other expenses, net	(250)	(190)	(60)	31.6%
Loss before income taxes	(3,456)	(4,207)	751	(17.9)%
Provision for income taxes	34	79	(45)	(57.0)%
Net loss	$(3,490)	$(4,286)	$796	(18.6)%

Revenue

Our revenue disaggregated by product category for the three months ended September 30, 2026 and 2025, was as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2026	2025	$ Change	% Change
Lab Essentials	$9,034	$8,308	$726	8.7%
Clinical Solutions	3,168	1,706	1,462	85.7%
Other	502	440	62	14.1%
Total revenue	$12,704	$10,454	$2,250	21.5%

Total revenue was $12.7 million and $10.5 million for the three months ended September 30, 2026 and 2025, respectively.

Lab Essentials revenue was $9.0 million for the three months ended September 30, 2026, an increase of $0.7 million, or 8.7%, compared to $8.3 million for the three months ended September 30, 2025. The increase in Lab Essentials revenue was attributable to an increased number of customers and, to a slightly lesser extent, higher average revenue per customer.

Clinical Solutions revenue was $3.2 million for the three months ended September 30, 2026, an increase of $1.5 million, or 85.7%, compared to $1.7 million for the three months ended September 30, 2025. The increase in Clinical Solutions revenue was attributable to a higher average revenue per customer and to a lesser extent an increased number of customers.

Our revenue disaggregated by geographic region, for the three months ended September 30, 2026 and 2025, was as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2026	2025	$ Change	% Change
United States	$12,093	$9,832	$2,261	23.0%
International	611	622	(11)	(1.8)%
Total revenue	$12,704	$10,454	$2,250	21.5%

Revenue from U.S. sales was $12.1 million and $9.8 million for the three months ended September 30, 2026 and 2025, respectively. Revenue from U.S. sales as a percentage of our total revenue was consistent period over period, representing 95.2% and 94.1% of our total revenue during the three months ended September 30, 2026 and 2025, respectively.

Revenue from international sales was $0.6 million for each of the three months ended September 30, 2026 and 2025. Revenue from international sales as a percentage of our total revenue was also consistent period over period, representing 4.8% and 5.9% of our total revenue during the three months ended September 30, 2026 and 2025, respectively.

Gross profit

Our gross profit for the three months ended September 30, 2026 and 2025, was as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2026	2025	$ Change	% Change
Cost of sales	$7,878	$7,248	$630	8.7%
Gross profit	4,826	3,206	1,620	50.5%
Gross profit %	38.0%	30.7%

Gross profit percentage was 38.0% and 30.7% for the three months ended September 30, 2026 and 2025, respectively. The increase in gross profit percentage was primarily driven by higher revenue and, to a lesser extent, lower fixed cost absorption into cost of goods sold from changes in finished goods inventory levels, partially offset by higher variable costs.

Operating expenses

Our operating expenses for the three months ended September 30, 2026 and 2025, were as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2026	2025	$ Change	% Change
Research and development	$581	$542	$39	7.2%
Sales and marketing	2,348	1,747	601	34.4%
General and administrative	4,816	4,647	169	3.6%
Amortization of intangible assets	287	287	—	—
Total operating expenses	$8,032	$7,223	$809	11.2%

Research and development expenses were consistent at $0.6 million and $0.5 million for each of the three months ended September 30, 2026 and 2025.

Sales and marketing expenses were $2.3 million and $1.7 million for the three months ended September 30, 2026 and 2025, respectively. The increase was primarily driven by higher headcount.

General and administrative expenses were $4.8 million and $4.6 million for the three months ended September 30, 2026 and 2025, respectively. The increase was driven by a net increase in general spending, partially offset by lower stock-based compensation expense.

Amortization of intangible assets was consistent at $0.3 million for each of the three months ended September 30, 2026 and 2025.

Other expenses, net

Our other expenses, net for the three months ended September 30, 2026 and 2025, were as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2026	2025	$ Change	% Change
Interest expense, net	$(259)	$(190)	$(69)	36.3%
Other income	9	—	9	100.0%
Total other expenses, net	$(250)	$(190)	$(60)	31.6%

Total other expenses, net was $0.3 million for the three months ended September 30, 2026, compared to $0.2 million for the three months ended September 30, 2025. The increase in total other expenses, net was primarily attributable to lower interest income.

Provision for income taxes

Our provision for income taxes for the three months ended September 30, 2026 and 2025, was as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2026	2025	$ Change	% Change
Provision for income taxes	$34	$79	$(45)	(57.0)%
Effective tax rate	(1.0)%	(1.9)%

Our income tax expense was not significant for the three months ended September 30, 2026, and was $0.1 million for the three months ended September 30, 2025. The effective tax rates for the three months ended September 30, 2026 and 2025 were (1.0%) and (1.9)%, respectively. The effective tax rates differ from the federal statutory rate primarily due to operating losses not expected to produce an income tax benefit.

Comparison of the Nine Months Ended September 30, 2026, and Nine Months Ended September 30, 2025

The following tables set forth our results of operations for the nine months ended September 30, 2026 and 2025 (dollars in thousands):

	For the Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Revenue	$35,966	$30,536	$5,430	17.8%
Cost of sales	22,471	20,339	2,132	10.5%
Gross profit	13,495	10,197	3,298	32.3%
Operating expenses:
Research and development	1,744	1,675	69	4.1%
Sales and marketing	6,598	4,960	1,638	33.0%
General and administrative	14,686	15,068	(382)	(2.5)%
Amortization of intangible assets	861	861	—	—
Total operating expenses	23,889	22,564	1,325	5.9%
Loss from operations	(10,394)	(12,367)	1,973	(16.0)%
Other expenses, net
Interest expense, net	(730)	(499)	(231)	46.3%
Other adjustment to loan exit fee	—	485	(485)	(100.0)%
Other income	20	—	20	100.0%
Total other expenses, net	(710)	(14)	(696)	4971.4%
Loss before income taxes	(11,104)	(12,381)	1,277	(10.3)%
Provision for income taxes	111	120	(9)	(7.5)%
Net loss	$(11,215)	$(12,501)	$1,286	(10.3)%

Revenue

Our revenue disaggregated by product category for the nine months ended September 30, 2026 and 2025, was as follows (dollars in thousands):

	For the Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Lab Essentials	$26,613	$24,217	$2,396	9.9%
Clinical Solutions	7,741	4,928	2,813	57.1%
Other	1,612	1,391	221	15.9%
Total revenue	$35,966	$30,536	$5,430	17.8%

Total revenue was $36.0 million and $30.5 million for the nine months ended September 30, 2026 and 2025, respectively.

Lab Essentials revenue was $26.6 million for the nine months ended September 30, 2026, an increase of $2.4 million, or 9.9%, compared to $24.2 million for the nine months ended September 30, 2025. The increase in Lab Essentials revenue was attributable to an increased number of customers and, to a lesser extent, higher average revenue per customer.

Clinical Solutions revenue was $7.7 million for the nine months ended September 30, 2026, an increase of $2.8 million, or 57.1%, compared to $4.9 million for the nine months ended September 30, 2025. The increase in Clinical Solutions revenue was attributable to higher average revenue per customer and, to a lesser extent, an increased number of customers.

Our revenue disaggregated by geographic region, for the nine months ended September 30, 2026 and 2025, was as follows (dollars in thousands):

	For the Nine Months Ended September 30,
	2026	2025	$ Change	% Change
United States	$34,313	$28,881	$5,432	18.8%
International	1,653	1,655	(2)	(0.1)%
Total revenue	$35,966	$30,536	$5,430	17.8%

Revenue from U.S. sales was $34.3 million and $28.9 million for the nine months ended September 30, 2026 and 2025, respectively. Revenue from U.S. sales as a percentage of our total revenue was consistent period over period, representing 95.4% and 94.6% of our total revenue during the nine months ended September 30, 2026 and 2025, respectively.

Revenue from international sales was $1.7 million for each of the nine months ended September 30, 2026 and 2025. Revenue from international sales as a percentage of our total revenue was also consistent period over period, representing 4.6% and 5.4% of our total revenue during the nine months ended September 30, 2026 and 2025, respectively.

Gross profit

Our gross profit for the nine months ended September 30, 2026 and 2025, was as follows (dollars in thousands):

	For the Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Cost of sales	$22,471	$20,339	$2,132	10.5%
Gross profit	13,495	10,197	3,298	32.3%
Gross profit %	37.5%	33.4%

Gross profit percentage was 37.5% and 33.4% for the nine months ended September 30, 2026 and 2025, respectively. The increase in gross profit percentage was primarily driven by higher revenue, partially offset by higher variable costs. Changes in finished goods inventory levels did not have a significant net impact on the comparison.

Operating expenses

Our operating expenses for the nine months ended September 30, 2026 and 2025, were as follows (dollars in thousands):

	For the Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Research and development	$1,744	$1,675	$69	4.1%
Sales and marketing	6,598	4,960	1,638	33.0%
General and administrative	14,686	15,068	(382)	(2.5)%
Amortization of intangible assets	861	861	—	—
Total operating expenses	$23,889	$22,564	$1,325	5.9%

Research and development expenses were consistent at $1.7 million for each of the nine months ended September 30, 2026 and 2025, respectively.

Sales and marketing expenses were $6.6 million and $5.0 million for the nine months ended September 30, 2026 and 2025, respectively. The increase was primarily driven by higher headcount and marketing expenses.

General and administrative expenses were $14.7 million and $15.1 million for the nine months ended September 30, 2026 and 2025, respectively. The decrease was primarily driven by lower stock-based compensation expense, partially offset by a general net increase in other spending.

Amortization of intangible assets was consistent at $0.9 million for each of the nine months ended September 30, 2026 and 2025.

Other expenses, net

Our other expenses, net for the nine months ended September 30, 2026 and 2025, were as follows (dollars in thousands):

	For the Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Interest expense, net	$(730)	$(499)	$(231)	46.3%
Other adjustment to loan exit fee	—	485	(485)	(100.0)%
Other income	20	—	20	100.0%
Total other expenses, net	$(710)	$(14)	$(696)	4971.4%

Total other expenses, net was an expense of $0.7 million and not significant for the nine months ended September 30, 2026 and 2025. The increase in total other expense, net was primarily attributable to the $0.5 million adjustment recognized on the exit fee concurrent with the refinancing of our credit agreement during the three months ended March 31, 2025, coupled with lower interest income for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.

Provision for income taxes

Our provision for income taxes for the nine months ended September 30, 2026 and 2025, was as follows (dollars in thousands):

	For the Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Provision for income taxes	$111	$120	$(9)	(7.5)%
Effective tax rate	(1.0)%	(1.0)%

Our income tax expense was $0.1 million for each of the nine months ended September 30, 2026 and 2025. The effective tax rates for the nine months ended September 30, 2026 and 2025 were each (1.0)%. The effective tax rates differ from the federal statutory rate primarily due to operating losses not expected to produce an income tax benefit.

Liquidity and Capital Resources

The primary sources of financing for our operations are our (i) registered direct offering and concurrent private placement completed in September 2023, which resulted in aggregate gross proceeds of $22.9 million before deducting offering expenses of $0.4 million and the prepayment of $10.0 million of the Term Loan, and (ii) private placement completed in July 2024, which resulted in aggregate gross proceeds of $15.4 million before deducting offering expenses of $0.2 million, and (iii) underwritten public offering completed in October 2026, which resulted in aggregate gross proceeds of $46.0 million, and net proceeds of approximately $42.9 million after deducting underwriting discounts and commissions, and offering expenses payable by us.

Our principal liquidity requirements are to fund our operations and capital expenditures. During the nine months ended September 30, 2026, we incurred net losses of $11.2 million. In addition, as of September 30, 2026, we had an accumulated deficit of $147.0 million and $13.2 million in borrowings outstanding under our Term Loan (defined below). As of September 30, 2026, we had $22.9 million in net working capital, which included $16.6 million in cash and cash equivalents and short-term investments. Our material cash requirements from known contractual obligations and commitments relate primarily to operating leases for our office, manufacturing, warehouse, and distribution facilities at September 30, 2026. See “Notes to Financial Statements—Note 9. Leases,” for a discussion of our lease obligations reflected on our Condensed Balance Sheets.

In addition to our existing cash and cash equivalents and short-term investments, our principal source of liquidity is our credit facility. On March 3, 2025, we entered into the Second Amended and Restated Credit Agreement with MidCap Financial Trust (MidCap) which provides for loan commitments in an aggregate amount of up to $28.245 million consisting of a $23.245 million senior secured term loan (Term Loan) and a $5.0 million working capital facility (Revolver). The Term Loan consists of the $12.135 million balance outstanding under the previous term loan, plus an additional $1.110 million related to the exit fee that would otherwise have been due upon closing of the Second Amended and Restated Term Loan Credit Agreement, as well as an additional tranche of $10.0 million that may become available for use in an acquisition, with MidCap’s consent. As of September 30, 2026, there were no amounts outstanding under the Revolver, and $3.7 million was available based on borrowing base estimates. The Second Amended and Restated Credit Agreement includes minimum net revenue requirements that are measured on a trailing twelve-month basis and a minimum cash requirement throughout the term of the agreement. The minimum cash requirement is $8.0 million, which includes cash and cash equivalents as well as short-term investments in U.S. Treasuries. We were in compliance with our financial covenants under the terms of the Second Amended and Restated Credit Agreement as of September 30, 2026. See “Notes to Financial Statements—Note 12. Long-Term Debt, Net” for a more detailed discussion of the material terms of our Second Amended and Restated Credit Agreement.

As described above under “Recent Developments,” on October 22, 2026, we received net proceeds of approximately $42.9 million, after deducting underwriting discounts and commissions and offering expenses payable by us, from our underwritten public offering of common stock. We intend to use the proceeds for general corporate purposes, including potentially the repayment of outstanding debt obligations. As of the date of this Quarterly Report on Form 10-Q, no portion of the proceeds has been used to repay amounts outstanding under the Term Loan.

On July 10, 2025, we filed a “shelf” registration statement on Form S-3 (Reg. No. 333-288613) with the SEC, which was declared effective on July 16, 2025. This shelf registration statement, which includes a base prospectus, allows us at any time to offer any combination of securities described in the prospectus in one or more offerings for our own account in an aggregate amount up to $225 million. The Form S-3 is intended to provide us flexibility to conduct registered sales of our securities, subject to market conditions and our future capital needs. The terms of any future offering under the shelf registration statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering. In October 2026, we sold an aggregate of $46.0 million of our common stock under this shelf registration statement, and approximately $179.0 million remains available under it for potential future offerings.

The following table sets forth, for the periods indicated, net cash flows used in operating activities, provided by investing activities, and provided by (used in) financing activities (in thousands):

	For the Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(5,108)	$(8,184)
Net cash provided by investing activities	5,242	7,492
Net cash provided by financing activities	585	188
Net increase (decrease) in cash and cash equivalents	$719	$(504)

Operating Activities

Net cash used in operating activities for both the nine months ended September 30, 2026 and 2025 consisted primarily of net loss, adjusted for certain non-cash items, and changes in working capital and other operating activities.

Net cash used in operating activities was $5.1 million for the nine months ended September 30, 2026, which primarily consisted of net loss of $11.2 million plus net adjustments for non-cash charges of $8.1 million, offset by net changes in operating assets and liabilities of $1.9 million. The primary non-cash adjustments to net loss included $4.8 million of depreciation and amortization, $1.9 million of stock-based compensation, and a $1.2 million provision for inventory, partially offset amortization of the discount on short-term investments of $0.2 million. The main drivers of the changes in operating assets and liabilities were a $1.6 million increase in inventories, a $1.2 million increase in accounts receivable, and a $0.9 million increase in prepaid expenses and other current assets, partially offset by a $1.0 million increase in accrued liabilities, a $0.5 million increase in accounts payable, and a $0.2 million decrease in other non-current assets.

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

Investing Activities

Net cash provided by investing activities was $5.2 million for the nine months ended September 30, 2026, which consisted of maturities of short-term investments of $17.5 million, partially offset by purchases of short-term investments of $11.8 million and purchases of property, plant, and equipment of $0.5 million.

Net cash provided by investing activities was $7.5 million for the nine months ended September 30, 2025, which consisted of maturities of short-term investments of $22.0 million, partially offset by purchases of short-term investments of $13.7 million and purchases of property, plant, and equipment of $0.8 million.

Financing Activities

Net cash provided by financing activities was $0.6 million for the nine months ended September 30, 2026, which was primarily attributable to proceeds from financed insurance premiums of $0.4 million, $0.2 million from the exercise of stock options, and proceeds of $0.1 million from the issuance of common stock under our employee stock purchase plan, partially offset by the repayment of financed insurance premiums of $0.1 million.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred operating losses in the past, may incur operating losses in the future and may never achieve or maintain profitability. For the three and nine months ended September 30, 2026, we incurred net losses of $3.5 million and $11.2 million, respectively. We have incurred and will continue to incur costs in connection with legal, accounting, and other administrative expenses related to operating as a public company and we expect that our operating expenses will increase modestly with the growth of our business. Since our inception, we have financed our operations primarily through revenue from our products, the sale of our equity securities, and debt. While our revenue has generally grown over the last several years, including the first nine months of 2026 compared to the comparable period of 2025, and 2025 compared to 2024, it decreased in 2023 compared to 2022. If our revenue declines or fails to grow at a rate sufficient to offset our operating expenses, we will not be able to achieve and maintain profitability in future periods. We may never be able to generate sufficient revenue to achieve or maintain profitability, and our more recent growth and historical profitability should not be considered predictive of our future performance.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. In October 2026, we issued 9,200,000 shares of our common stock in an underwritten public offering, all of which are freely tradable without restriction or further registration under the Securities Act, except for any shares acquired by our affiliates, as that term is defined under Rule 144 of the Securities Act (Rule 144). Shares held by our directors, executive officers, and other affiliates (including Telegraph Hill Partners Management Company LLC, which, through its affiliates, controls approximately 60% of the voting power of our outstanding common stock) may be sold only in compliance with certain limitations. In connection with the offering, our directors and executive officers entered into lock-up agreements with the underwriters that generally restrict the sale of our securities until January 19, 2027, subject to certain exceptions, and the representatives of the underwriters may release these restrictions at any time.

As of November 4, 2026, we had 62,903,130 shares of common stock outstanding, the majority of which are held by directors, executive officers, and other affiliates and are subject to volume, manner of sale, and other limitations under Rule 144. The market price of our stock could decline if the holders of currently restricted shares of common stock sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of common stock or other securities. In addition, shares of our common stock issued under our equity incentive plans and our Employee Stock Purchase Plan, or in connection with future investments or acquisitions, will become eligible for sale in the public market and may result in additional dilution to you. For additional information regarding shares of our common stock eligible for future sale, see “Risk Factors” in Part I, Item 1A of our 2025 Annual Report on Form 10-K.

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

Many of the regulatory exemptions available as an emerging growth company will continue to be available to us because of our status as a smaller reporting company, and therefore we anticipate only modest increases in legal and administrative costs as a result of our loss of our emerging growth company status. However, any failure to timely comply with the additional regulatory requirements that we are not exempted from as a smaller reporting company, could result in stockholder or regulatory scrutiny of our corporate governance practices. In addition, if we cease to qualify as a smaller reporting company in the future, we could become subject to additional regulatory requirements and compliance with these additional requirements could substantially increase our legal and administrative compliance costs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
Unregistered Sales of Equity Securities

None.

(b)
Use of Proceeds from Initial Public Offering of Common Stock

Not applicable.

(c)
Repurchases

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

None of our officers or directors (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K), during the three months ended September 30, 2026.

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

ALPHA TEKNOVA, INC.

Date: November 5, 2026	By:	/s/ STEPHEN GUNSTREAM
Stephen Gunstream
President and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2026	By:	/s/ MATTHEW LOWELL
Matthew Lowell
Chief Financial Officer (Principal Financial Officer)